Form 10QSB
period 1996-03-31
VALLEY RIDGE FINANCIAL CORP
filed 1996-06-26
CIK 1006962

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB




              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                    OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _______ to _______

                     Commission File Number:  333-00724

                       VALLEY RIDGE FINANCIAL CORP.
     (Exact Name of Small Business Issuer as Specified in its Charter)

                 MICHIGAN                            38-2888214
     (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
      Incorporation or Organization)

            6 NORTH MAIN STREET                    (616) 678-5911
        KENT CITY, MICHIGAN  49330            (Issuer's Telephone Number,
  (Address of Principal Executive Offices)       Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_____   No__X__.

There were 373,862 shares of Common Stock ($10 par value) outstanding as of June 15, 1996.

Transitional Small Business Disclosure Format (check one):  Yes_____
No__X__.







                       VALLEY RIDGE FINANCIAL CORP.

                                   INDEX
___________________________________________________________________________


PART 1. FINANCIAL INFORMATION                                        PAGE NO.

        Item 1.  Financial Statements

        Consolidated Balance Sheets -
          March 31, 1996 (Unaudited) and December 31,
          1995 . . . . . . . . . . . . . . . . . . . . . . . . .          1

        Consolidated Statements of Income -
          Three Months Ended March 31, 1996 and
          March 31, 1995 (Unaudited) . . . . . . . . . . . . . .          2

        Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1996 and
          March 31, 1995 (Unaudited) . . . . . . . . . . . . . .          3

        Notes to Consolidated Financial Statements
          (Unaudited). . . . . . . . . . . . . . . . . . . . . .          5


        Item 2.  Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .         10


PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K. . . . . . . .         12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .         13

















                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                       VALLEY RIDGE FINANCIAL CORP.
                        CONSOLIDATED BALANCE SHEETS
___________________________________________________________________________

                                                       MARCH 31,              DECEMBER 31,
                                                         1996                    1995
                                                     (Unaudited)
ASSETS
  Cash and due from banks                            $ 3,715,334             $ 4,311,500
  Federal funds sold                                   3,400,000                 300,000
     Total cash and cash equivalents                   7,115,334               4,611,500

  Securities available for sale                       14,114,365              15,411,044
  Other securities                                       607,596                 513,496

  Total loans                                         60,256,262              62,295,856
  Allowance for loan losses                             (912,164)               (883,597)
                                                      59,344,098              61,412,259
  Premises and equipment - net                         1,436,145               1,431,718
  Accrued interest receivable                            774,492                 700,937
  Other assets                                         1,671,862               1,514,762

     Total assets                                    $85,063,892             $85,595,716

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
     Noninterest-bearing                             $ 9,578,882             $10,031,283
     Interest-bearing                                 60,792,973              60,910,479
                                                      70,371,855              70,941,762

  Accrued interest payable                               144,360                 136,174
  Other borrowings                                     5,000,000               4,000,000
  Other liabilities                                      589,594               1,602,992
     Total liabilities                                76,105,809              76,680,928

Stockholders' equity
  Common stock, $10 par value:  500,000
     shares authorized; 373,862 and
     372,862 shares outstanding at March
     31, 1996 and December 31, 1995,
     respectively                                      3,738,620               3,728,620
  Surplus                                              1,750,804               1,738,254
  Retained earnings                                    3,089,241               2,942,370


                                      -1-
  Net unrealized gain  on securities
     available for sale, net of tax of
     ($195,458) at March 31, 1996 and
     ($260,432) at December 31, 1995                     379,418                 505,544
        Total stockholders' equity                     8,958,083               8,914,788


           Total liabilities and stockholders'
             equity                                  $85,063,892             $85,595,716

___________________________________________________________________________

       See accompanying notes to consolidated financial statements.






































                       -2-

                       VALLEY RIDGE FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
___________________________________________________________________________

                                                    THREE MONTHS ENDED
                                            MARCH 31, 1996      MARCH 31, 1995
Interest income
  Loans, including fees                       $1,427,238          $1,336,855
  Federal funds sold                              20,873              30,503
  Investment securities
     Taxable                                      83,927              90,282
     Nontaxable                                  153,123             116,311
                                               1,685,161           1,573,951
Interest expense
  Deposits                                       606,788             619,471
  Other                                           69,907              30,600
                                                 676,695             650,071


NET INTEREST INCOME                            1,008,466             923,880

Provision for loan losses                         30,000              25,000


NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                978,466             898,880

Other income
  Service charges                                147,305             142,669
  Gain (loss) on sales of investment
     securities                                   10,476              (1,878)
  Gain on sales of loans                          15,836                 564
  Other                                           26,070              30,977
                                                 199,687             172,332
Other expense
  Salaries and benefits                          435,384             410,885
  Occupancy                                       51,929              52,749
  Furniture and fixtures                          47,746              52,686
  FDIC insurance premium                             500              38,251
  Data processing                                 42,305              41,897
  Supplies                                        30,502              35,678
  Other                                          297,244             201,228
                                                 905,610             833,374




                                      -3-

INCOME BEFORE FEDERAL INCOME TAX                 272,543             237,838

Federal income tax expense                        50,950              43,029

NET INCOME                                    $  221,593          $  194,809

Net income per share                          $      .59          $      .52

Dividends per share                           $      .20          $      .20

___________________________________________________________________________

       See accompanying notes to consolidated financial statements.






































                       -4-

                       VALLEY RIDGE FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
___________________________________________________________________________

                                                                       THREE MONTHS ENDED
                                                              MARCH 31, 1996         MARCH 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $   221,593           $   194,809
  Adjustments to reconcile net income
    to net cash from operating activities
      Depreciation                                                   39,120                37,621
      Amortization of:
        Premiums and discounts on securities, net                    16,681                31,197
        Goodwill and core deposit intangibles                         7,762                 8,746
      Provision for loan losses                                      30,000                25,000
      (Gain) loss on sale of securities                             (10,476)                1,878
      Gain on sale of loans                                          (8,873)                 (564)
      Loans originated for sale                                  (1,403,000)              (46,500)
      Proceeds from loans sold                                    1,411,873                47,064
      Net change in:
        Accrued interest receivable                                 (73,555)              (71,870)
        Other assets                                                (99,888)              (50,328)
        Accrued expenses and other liabilities                   (1,005,212)             (122,196)
          Net cash provided by (used in)
            operating activities                                   (873,975)               54,857

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans                                             2,038,161             1,608,197
  Proceeds from:
    Sales of securities available for sale                        2,926,735               893,452
    Repayments and maturities of securities
      available for sale                                            784,562               180,890
    Principal paydowns on securities held
      to maturity                                                                         102,000
  Purchase of:
    Securities available for sale                                (2,611,923)           (1,150,363)
    Federal Home Loan Bank stock                                    (94,100)
    Premises and equipment, net                                     (43,547)               (8,757)
      Net cash provided by investing activities                   2,999,888             1,625,419

___________________________________________________________________________

       See accompanying notes to consolidated financial statements.




                       -5-

                       VALLEY RIDGE FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
___________________________________________________________________________

                                                                       THREE MONTHS ENDED
                                                              MARCH 31, 1996         MARCH 31, 1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                            $    22,550           $    20,690
  Net increase (decrease) in deposits                              (569,907)              863,118
  Advances from Federal Home Loan Bank                            3,000,000
  Payment on Federal Home Loan Bank advance                      (2,000,000)
  Dividends paid                                                    (74,722)              (74,572)
    Net cash provided by financing activities                       377,921               809,236

Net change in cash and cash equivalents                           2,503,834             2,489,512

Cash and cash equivalents at beginning of period                  4,611,500             5,087,966

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 7,115,334           $ 7,577,478

Supplemental disclosures of cash flow information
  Cash paid during the year for
    Interest                                                    $   668,509           $   637,578
    Income taxes                                                      9,749                80,714

___________________________________________________________________________

       See accompanying notes to consolidated financial statements.



















                       -6-
                       VALLEY RIDGE FINANCIAL CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
___________________________________________________________________________


1. BASIS OF PRESENTATION

   The unaudited financial statements for the three months ended March 31, 1996 and March 31, 1995 include the consolidated results of operations of Valley Ridge Financial Corp. ("Corporation") and its wholly-owned subsidiary, Kent City State Bank ("Bank"). These consolidated financial statements have been prepared in accordance with the Instruc-tions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 1996 should not be considered as indicative of results for a full year.


2. ACQUISITIONS

   In September of 1995, the Corporation announced that it had signed a definitive agreement to merge with Community Bank Corporation, the parent company of the Grant State Bank. Community Bank Corporation had total assets of approximately $28,700,000 at December 31, 1995 and revenues, net income and earnings per share of $2,475,000, $364,000 and $4.76, respectively, for the year ended December 31, 1995. A Registration Statement on Form S-4 for this transaction was filed with the Securities and Exchange Commission (Registration Statement No. 333-00724) and was declared effective by the Securities and Exchange Commission on May 13, 1996. The shareholders of both the Corporation and Community Bank Corporation voted to approve the transaction on June 25, 1996. It is anticipated that the transaction will be consummated by the end of the second quarter. The transaction will be structured as a tax-free exchange and will be accounted for under the pooling-of-interests method of accounting.


3. SECURITIES

   The Corporation classifies all securities into an available-for-sale category. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset-liability management or

___________________________________________________________________________

                       -7-
                       VALLEY RIDGE FINANCIAL CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
___________________________________________________________________________


3. SECURITIES (Continued)

   other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included in a separate component of equity, net of tax.

   The Corporation's portfolio of available-for-sale securities consists of securities acquired to meet the Corporation's regulatory liquidity requirement and anticipated near term cash funding requirements. Investments in this portfolio are primarily U.S. Government and federal agency debt securities.

   The amortized cost and fair values of securities at March 31, 1996 were as follows:

     AVAILABLE FOR SALE
                                                                      GROSS              GROSS
                                                 AMORTIZED         UNREALIZED          UNREALIZED            FAIR
                                                    COST              GAINS              LOSSES             VALUES
      Obligations of states and
        political subdivisions                  $ 8,906,715          $547,698          $(18,385)         $ 9,436,028

      Mortgage-backed securities                  4,632,773            55,922           (10,358)           4,678,337

                                                $13,539,488          $603,620          $(28,743)         $14,114,365
     OTHER SECURITIES

      Federal Reserve stock                     $   132,000                                              $   132,000
      Federal Home Loan Bank stock                  470,600                                                  470,600
      Farmer Mac stock                                4,996                                                    4,996

                                                $   607,596                                              $   607,596

   The amortized cost and fair values of securities at March 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


___________________________________________________________________________

                       -8-
                       VALLEY RIDGE FINANCIAL CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
___________________________________________________________________________


3. SECURITIES (Continued)

                                                     AMORTIZED              FAIR
                                                       COST                VALUES
      Due in one year or less                      $   677,055          $   681,762
      Due after one year through five years          1,533,718            1,607,363
      Due after five years through ten years         2,981,608            3,292,058
      Due after ten years                            3,714,334            3,854,845
                                                     8,906,715            9,436,028
      Mortgage-backed securities                     4,632,773            4,678,337

                                                   $13,539,488          $14,114,365

   Because of their variable payments, mortgage-backed securities are not reported by a specific maturity grouping.


4. LOANS

   Major loan classifications as of March 31, 1996 are as follows:

              Commercial                           $18,492,121
              Real estate                           30,530,040
              Consumer                               5,497,076
              Agricultural                           5,737,025

                                                   $60,256,262

5. ALLOWANCE FOR LOAN LOSSES

   The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 1996:

___________________________________________________________________________




                       -9-
                       VALLEY RIDGE FINANCIAL CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
___________________________________________________________________________

5. ALLOWANCE FOR LOAN LOSSES (Continued)

         Balance at January 1, 1996                              $883,597
           Provision for loan losses charged
             to operating expense                                  30,000
           Recoveries on loans previously charged
             to the allowance                                       5,935
           Losses charged off                                      (7,368)

         Balance at March 31, 1996                               $912,164

6. OTHER BORROWINGS

   At March 31, 1996, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

             TYPE      INTEREST RATE      MATURITY DATE           AMOUNT
             Fixed         5.730%           July 21, 1997       $2,000,000
             Fixed         5.260         February 1, 1999        2,000,000
             Fixed         5.230         February 1, 1999        1,000,000

                                                                $5,000,000

   Each advance requires monthly interest payments at fixed rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding. The fixed rate notes carry a minimum prepayment penalty of $5,000.


7. EARNINGS PER COMMON SHARE

   Earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 373,224 and 372,584 shares for the three months ended March 31, 1996 and 1995, respectively. All share amounts have been restated to reflect stock dividends and splits.

___________________________________________________________________________

                      -10-
                       VALLEY RIDGE FINANCIAL CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
___________________________________________________________________________


8. STOCK SPLITS

   On January 26, 1995, the Board of Directors approved a two-for-one split of the Corporation's common stock, effected in the form of a stock dividend. The stated par value of each share was not changed from $10. All share and per share amounts have been adjusted to reflect this stock split.


9. LOAN SERVICING RIGHTS

   In May of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, to require that a mortgage-banking enterprise recognize, as separate assets, acquired rights to service mortgage loans for others. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans (without the mortgage servicing rights) and no cost should be allocated to the mortgage servicing rights.

   This Statement requires that a mortgage-banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. A mortgage-banking enterprise should stratify its mortgage servicing rights that are capitalized after the adoption of this Statement based on one or more of the predominant risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum.

   The Corporation adopted SFAS No. 122 on January 1, 1996. The impact of adopting SFAS No. 122 has not been material to the Corporation.

___________________________________________________________________________





                      -11-
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Valley Ridge Financial Corporation ("Valley Ridge"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS: Valley Ridge reported net income of $221,593 or $.59 per share for the first quarter of 1996 compared to $194,809 or $.52 per share for the same period in 1995. The improvement was primarily a result of improved net interest income, partially offset by increased other expenses. Net interest income, before the provision for loan losses, of $1,008,466 for the first quarter of 1996, was 9.1% greater than the first quarter of 1995.

Net charge-offs were approximately $1,400 for the first quarter of 1996 compared to $1,900 for the same period in 1995. The provision for loan losses was $30,000 for the first quarter of 1996 compared to $25,000 for the same period in 1995. The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within Valley Ridge's loan portfolio.

Noninterest income for the three months ended March 31, 1996, was approximately $200,000 compared to $172,000 for the same period in 1995. The increase was primarily a result of increased gains on sales of investment securities and on sales of loans during 1996 compared to 1995. However, the increase in non-interest income was more than offset by an increase in non-interest expense to approximately $906,000 for the three months ended March 31, 1996 compared to $833,000 for the same period in 1995. This was primarily due to an increase in legal and accounting fees related to the proposed merger with Community Bank Corporation. There was a significant drop in FDIC insurance premium costs for the first quarter of 1996 compared to 1995.

Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge's future operating results.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES: Total assets decreased less than 1% or by $532,000 to $85,063,892 at March 31, 1996 compared to $85,595,716 at December 31, 1995. Total liabilities decreased by a comparable amount of $575,000 to $76,105,809 at March 31, 1996 compared to $76,680,928 at December 31, 1995. Total stockholders' equity increased by approximately $43,000 to $8,958,083 at March 31, 1996. The increase in stockholders' equity is primarily related to the retention of earnings after dividend payouts, largely offset by the decline in unrealized gain on securities available for sale.


                      -12-
Total loans declined by approximately $2,040,000 or 3.3% to $60,256,262. Approximately $500,000 of the decline was because of the sale of the student loan portfolio and most of the remaining decline was due to mortgage refinancing activity. Deposits declined by approximately $570,000 or less than 1% to $70,371,855. The overall impact of these two changes was a decline in the net loan to deposit ratio to 84.3% at March 31, 1996 compared to 86.6% at December 31, 1995. The allowance for loan losses increased by approximately $29,000 while maintaining a reserve of 1.51% of outstanding loans.

Valley Ridge paid a dividend of $74,722 in the first quarter of 1996, virtually the same as the amount paid during the first quarter of 1995. Cash dividends per share in 1996 have been adjusted for the 2 for 1 stock split paid in the first quarter of 1995.

Stockholders' equity as a percent of total assets was 10.53% at March 31, 1996 compared to 10.41% at December 31, 1995. Valley Ridge's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash and cash equivalents and investment securities totaled $21.2 million at March 31, 1996 or about 25% of total assets. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

The principal source of funding for Valley Ridge continues to come from its deposit customers, which has historically been a stable source of funds. Deposits decreased .8% during the first quarter of 1996.

Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. As of March 31, 1996, Valley Ridge could borrow an additional $9 million from the Federal Home Loan Bank.

In September of 1995, the Corporation announced that it had signed a definitive agreement to merge with Community Bank Corporation, the parent company of the Grant State Bank. Community Bank Corporation had total assets of approximately $28,700,000 at December 31, 1995 and revenues, net income and earnings per share of $2,475,000, $364,000 and $4.76, respectively, for the year ended December 31, 1995. A Registration Statement on Form S-4 for this transaction was filed with the Securities and Exchange Commission (Registration Statement No. 333-00724) and was declared effective by the Securities and Exchange Commission on May 13, 1996. The shareholders of both the Corporation and Community Bank Corporation voted to approve the transaction on June 25, 1996. It is anticipated that the transaction will be consummated by the end of the second quarter. The transaction will be structured as a tax-free exchange and will be accounted for under the pooling-of-interests method of accounting.

                      -13-
                         PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  The following exhibits are filed as part of this report:

      EXHIBIT NO.                    DOCUMENT

         3.1 Articles of Incorporation. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-00724). Here incorporated by reference.

         3.2 Bylaws. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-00724). Here incorporated by reference.

         4.1 Form of Stock Certificate. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-00724). Here incorporated by reference.

         4.2 Excerpts from Articles of Incorporation. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-00724). Here incorporated by reference.

         4.3 Excerpts from Bylaws. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-00724). Here incorporated by reference.

         4.4 Long-Term Debt. Valley Ridge is a party to several long-term debt agreements which do not exceed 10% of Valley Ridge's total consolidated assets. Valley Ridge agrees to furnish copies of the agreements defining the rights of the other parties thereto to the Securities and Exchange Commission upon request.

         27             Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the period for which this report is filed.







                      -14-
                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VALLEY RIDGE FINANCIAL CORP.
                                   Registrant

Date:  June 26, 1996               /S/ RICHARD L. EDGAR
                                   Richard L. Edgar, President/Chief
                                     Executive Officer


Date:  June 26, 1996               /S/ MICHAEL MCHUGH
                                   Michael McHugh, Secretary/Treasurer
                                     (Principal Financial and Accounting
                                     Officer)
































                      -15-

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER                       DOCUMENT

         3.1 Articles of Incorporation. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-00724). Here incorporated by reference.

         3.2 Bylaws. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-00724). Here incorporated by reference.

         4.1 Form of Stock Certificate. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-00724). Here incorporated by reference.

         4.2 Excerpts from Articles of Incorporation. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-00724). Here incorporated by reference.

         4.3 Excerpts from Bylaws. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-00724). Here incorporated by reference.

         4.4 Long-Term Debt. Valley Ridge is a party to several long-term debt agreements which do not exceed 10% of Valley Ridge's total consolidated assets. Valley Ridge agrees to furnish copies of the agreements defining the rights of the other parties thereto to the Securities and Exchange Commission upon request.

         27             Financial Data Schedule.












                                      -16-