Form 10QSB
period 1996-06-30
VALLEY RIDGE FINANCIAL CORP
filed 1996-08-14
CIK 1006962

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB




              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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
        (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)            Identification No.)

              6 NORTH MAIN STREET                    (616) 678-5911
          KENT CITY, MICHIGAN 49330           (Issuer's Telephone Number,
   (Address of Principal Executive Offices)       Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _____   No __X__.

There were 373,862 shares of Common Stock ($10 par value) outstanding as of June 30, 1996.

Transitional Small Business Disclosure Format (check one):  Yes _____
No __X__.







                       VALLEY RIDGE FINANCIAL CORP.

                                   INDEX
___________________________________________________________________________


PART I. FINANCIAL INFORMATION                                      PAGE NO.

       Item 1.  FINANCIAL STATEMENTS

       Consolidated Balance Sheets - June 30, 1996
         (Unaudited) and December 31, 1995 . . . . . . . . . . . .       1

       Consolidated Statements of Income - Three and Six
         Months Ended June 30, 1996 and June 30, 1995
         (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .       2

       Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1996 and June 30, 1995 (Unaudited) . . . .       3

       Notes to Consolidated Financial Statements (Unaudited). . .       5

       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATION. . . . . . . . . . . . . . . . .      10


PART II. OTHER INFORMATION

       Item 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . .      12

       Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY-HOLDERS . . . . . . . . . . . . . . . . .      12

       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . .      14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15















                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       VALLEY RIDGE FINANCIAL CORP.
                        CONSOLIDATED BALANCE SHEETS
___________________________________________________________________________

                                                      JUNE 30,        DECEMBER 31,
                                                        1996              1995
                                                    (Unaudited)
ASSETS
  Cash and due from banks                           $ 4,470,146        $ 4,311,500
  Federal funds sold                                  3,200,000            300,000
     Total cash and cash equivalents                  7,670,146          4,611,500

  Securities available for sale                      14,658,744         15,411,044
  Other securities                                      623,096            513,496

  Total loans                                        60,957,670         62,295,856
  Allowance for loan losses                            (946,779)          (883,597)
                                                     60,010,891         61,412,259

  Premises and equipment - net                        1,392,498          1,431,718
  Accrued interest receivable                           671,535            700,937
  Other assets                                        1,489,849          1,514,762

     Total assets                                   $86,516,759        $85,595,716

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
     Noninterest-bearing                            $ 9,561,673        $10,031,283
     Interest-bearing                                62,193,154         60,910,479
                                                     71,754,827         70,941,762

  Accrued interest payable                              145,491            136,174
  Securities sold under agreement to repurchase         452,833                 --
  Other borrowings                                    5,000,000          4,000,000
  Other liabilities                                     276,675          1,602,992
     Total liabilities                               77,629,826         76,680,928








                                      -1-
Stockholders' equity
  Common stock, $10 par value:  500,000
     shares authorized 373,862 and 372,862
     shares outstanding at June 30, 1996
     and December 31, 1995, respectively              3,738,620          3,728,620
  Surplus                                             1,750,804          1,738,254
  Retained earnings                                   3,250,266          2,942,370
  Net unrealized gain on securities available
     for sale, net of tax of ($75,852) at
     June 30, 1996 and ($260,432) at
     December 31, 1995                                  147,243            505,544
       Total stockholders' equity                     8,886,933          8,914,788

       Total liabilities and stockholders'
         equity                                     $86,516,759        $85,595,716

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































                                      -2-

                       VALLEY RIDGE FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
___________________________________________________________________________

                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                          JUNE 30, 1996     JUNE 30, 1995     JUNE 30, 1996     JUNE 30, 1995
Interest income
  Loans, including fees                    $1,414,876        $1,376,876        $2,842,114        $2,713,731
  Federal funds sold                           58,364            20,796            79,237            51,299
  Investment securities
    Taxable                                    76,929           100,109           160,856           190,391
    Nontaxable                                152,668           119,710           305,791           236,021
                                            1,702,837         1,617,491         3,387,998         3,191,442
Interest expense
  Deposits                                    614,513           662,648         1,221,301         1,282,119
  Other                                        75,194             3,192           145,101            33,792
                                              689,707           665,840         1,366,402         1,315,911


NET INTEREST INCOME                         1,013,130           951,651         2,021,596         1,875,531

Provision for loan losses                      30,000            30,000            60,000            55,000


NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                             983,130           921,651         1,961,596         1,820,531

Other income
  Service charges                             144,590           140,581           291,895           283,250
  Gain (loss) on sale of investment
    securities                                  4,998               206            15,474            (1,672)
  Gain on sale of loans                         5,370             1,512            21,206             2,076
  Other                                        59,078            20,755            85,148            51,732
                                              214,036           163,054           413,723           335,386
Other expense
  Salaries and benefits                       443,063           411,665           878,448           822,550
  Director fees                                21,000            23,500            42,000            45,100
  Occupancy                                    56,182            53,142           108,111           105,891
  Furniture and fixtures                       55,105            50,575           102,851           103,261
  FDIC insurance premium                          500            38,251             1,000            76,502
  Data processing                              47,314            42,803            89,619            84,700
  Postage and supplies                         36,894            38,400            95,253            86,453
  Legal and professional fees                  53,519             7,382           123,623            17,997
  Other                                       186,670           167,239           364,952           323,877
                                              900,247           832,957         1,805,857         1,666,331


                                      -3-
INCOME BEFORE FEDERAL INCOME TAX              296,919           251,748           569,462           489,586

Federal income tax expense                     61,071            55,182           112,021            98,211


NET INCOME                                 $  235,848        $  196,566        $  457,441        $  391,375

Net income per share                       $      .63        $      .53        $     1.22        $     1.05

Dividends per share                        $      .20        $      .20        $      .40        $      .40

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

                                                                   SIX MONTHS ENDED
                                                           JUNE 30, 1996      JUNE 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $   457,441        $   391,375
  Adjustments to reconcile net income to net
    cash from operating activities
    Depreciation                                                 78,599             76,106
    Amortization of:
      Premiums and discounts on securities, net                  43,598             55,841
      Goodwill and core deposit intangibles                      16,509             17,493
    Provision for loan losses                                    60,000             55,000
    (Gain) loss on sale of securities                           (15,474)             1,672
    Gain on sale of loans                                       (21,206)            (2,076)
    Loans originated for sale                                (2,489,434)          (221,180)
    Proceeds from loans sold                                  2,510,640            223,256
    Net change in:
      Accrued interest receivable                                29,402             (3,356)
      Other assets                                              192,984            (20,015)
      Accrued expenses and other liabilities                 (1,317,000)          (130,451)
        Net cash provided by (used in)
          operating activities                                 (453,941)           443,665

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans                                         1,341,368           (970,531)
  Proceeds from:
    Sales of securities available for sale                    3,821,257          2,842,714
    Repayments and maturities of securities
      available for sale                                        895,000                 --
    Principal paydowns on securities held to maturity           609,560            326,979
    Maturities of securities held to maturity                        --            137,000
  Purchase of:
    Securities available for sale                            (5,144,522)        (4,391,826)
    Federal Home Loan Bank stock                               (109,600)           (28,600)
    Premises and equipment, net                                 (39,379)           (44,676)
      Net cash provided by (used in) investing activities     1,373,684         (2,128,940)

___________________________________________________________________________

       See accompanying notes to consolidated financial statements.




                                      -5-

                       VALLEY RIDGE FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
                                (Unaudited)
___________________________________________________________________________

                                                                   SIX MONTHS ENDED
                                                           JUNE 30, 1996      JUNE 30, 1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                        $    22,550        $   20,690
  Net change in securities sold under agreement
    to repurchase                                               452,833                --
  Net increase in deposits                                      813,065         1,720,283
  Advances from Federal Home Loan Bank                        3,000,000                --
  Payment on Federal Home Loan Bank advance                  (2,000,000)               --
  Dividends paid                                               (149,545)         (149,151)
    Net cash provided by financing activities                 2,138,903         1,591,822

Net change in cash and cash equivalents                       3,058,646           (93,453)

Cash and cash equivalents at beginning of period              4,611,500         5,087,966

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 7,670,146        $4,994,513

Supplemental disclosures of cash flow information
  Cash paid during the year for
    Interest                                                $ 1,357,085        $1,293,120
    Income taxes                                                147,749           213,714

___________________________________________________________________________

       See accompanying notes to consolidated financial statements.

















                                      -6-
                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
___________________________________________________________________________


1.   BASIS OF PRESENTATION:

     The unaudited financial statements as of June 30, 1996, and for the three and six months ended June 30, 1996 and 1995, include the consolidated results of operations of Valley Ridge Financial Corp. ("Corporation") and its wholly owned subsidiary, Kent City State Bank ("Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 1996, should not be considered as indicative of results for a full year.


2.   ACQUISITIONS:

     In September of 1995, the Corporation announced that it had signed a definitive agreement to merge with Community Bank Corporation, parent company of The Grant State Bank. Community Bank Corporation had total assets of approximately $28,700,000 at December 31, 1995, and revenues, net income, and earnings per share of $2,475,000, $364,000, and $4.76, respectively, for the year ended December 31, 1995. Community Bank Corporation reported net income of $157,157 for the six months ended June 30, 1996. A Registration Statement on Form S-4 for this transaction was filed with the Securities and Exchange Commission (Registration Statement No. 333-00724) and was declared effective by the Securities and Exchange Commission on May 13, 1996. The shareholders of both the Corporation and Community Bank Corporation voted to approve the transaction on June 25, 1996. The transaction was consummated on July 1, 1996, structured as a tax-free exchange, and is being accounted for under the pooling-of-interests method of accounting. The agreement calls for issuance of 121,726 shares of Valley Ridge Financial Corp. common stock for all outstanding shares of Community Bank Corporation common stock.




___________________________________________________________________________

                                      -7-
                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
___________________________________________________________________________


3.   SECURITIES:

     The Corporation classifies all securities into an available-for-sale category. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included in a separate component of equity, net of tax.

     The Corporation's portfolio of securities available-for-sale consists of securities acquired to meet the Corporation's regulatory liquidity requirement and anticipated near term cash funding requirements. Investments in this portfolio are primarily obligations of states and political subdivisions.

     The amortized cost and fair values of securities at June 30, 1996, were as follows:

     AVAILABLE FOR SALE
                                                             GROSS           GROSS
                                             AMORTIZED     UNREALIZED      UNREALIZED          FAIR
                                               COST          GAINS           LOSSES           VALUES
       Obligations of states and
         political subdivisions             $10,797,492      $360,233      $(168,587)      $10,989,138

       Mortgage-backed securities             3,638,157        35,911         (4,462)        3,669,606

                                            $14,435,649      $396,144      $(173,049)      $14,658,744

     OTHER SECURITIES

       Federal Reserve stock                $   132,000                                    $   132,000
       Federal Home Loan Bank stock             486,100                                        486,100
       Farmer Mac stock                           4,996                                          4,996

                                            $   623,096                                    $   623,096



___________________________________________________________________________

                                      -8-
                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
___________________________________________________________________________


3.   SECURITIES:  (Continued)

     The amortized cost and fair values of securities at June 30, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       AMORTIZED             FAIR
                                                          COST              VALUES
       Due in one year or less                        $   757,090        $   764,819
       Due after one year through five years            1,615,908          1,697,698
       Due after five years through ten years           2,698,252          2,903,789
       Due after ten years                              5,726,242          5,622,832
                                                       10,797,492         10,989,138
       Mortgage-backed securities                       3,638,157          3,669,606

                                                      $14,435,649        $14,658,744

     Because of their variable payments, mortgage-backed securities are not reported by a specific maturity grouping.


4.   LOANS:

     Major loan classifications as of June 30, 1996, are as follows:

                 Commercial                      $20,437,176
                 Real estate                      28,638,456
                 Consumer                          5,619,645
                 Agricultural                      6,262,393

                                                 $60,957,670


___________________________________________________________________________

                                      -9-
                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
___________________________________________________________________________


5.   ALLOWANCE FOR LOAN LOSSES:

     The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 1996:

            Balance at January 1, 1996                           $883,597
              Provision for loan losses charged
                to operating expense                               60,000
              Recoveries on loans previously charged
                to the allowance                                   14,120
              Losses charged off                                  (10,938)

            Balance at June 30, 1996                             $946,779

6.   OTHER BORROWINGS:

     At June 30, 1996, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

            TYPE        INTEREST RATE      MATURITY DATE           AMOUNT
            Fixed           5.730%           July 21, 1997       $2,000,000
            Fixed           5.260         February 1, 1999        2,000,000
            Fixed           5.230         February 1, 1999        1,000,000

                                                                 $5,000,000

     Each advance requires monthly interest payments at fixed rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding. The fixed rate notes carry a minimum prepayment penalty of $5,000.





___________________________________________________________________________

                                      -10-
                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
___________________________________________________________________________


7.   EARNINGS PER COMMON SHARE:

     Earnings per share are calculated on the basis of the weighted-average number of shares outstanding. Earnings per share amounts are based on 373,224 and 373,543 shares for the three and six months ended June 30, 1996, respectively, and 372,584 and 372,724 shares for the three and six months ended June 30, 1995, respectively. All share amounts have been restated to reflect stock dividends and splits.


8.   STOCK SPLITS:

     On January 26, 1995, the Board of Directors approved a two-for-one split of the Corporation's common stock effected in the form of a stock dividend. The stated par value of each share was not changed from $10. All share and per share amounts have been adjusted to reflect this stock split.


9.   LOAN SERVICING RIGHTS:

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





___________________________________________________________________________

                                      -11-
                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
___________________________________________________________________________


9.   LOAN SERVICING RIGHTS:  (Continued)

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

     The Corporation adopted SFAS No. 122 on January 1, 1996. The impact of adopting SFAS No. 122 has not been material to the Corporation.































___________________________________________________________________________

                                      -12-
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. ("Valley Ridge"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS: Valley Ridge reported net income of $235,848 or $.63 per share for the second quarter of 1996. This was 20% higher than the $196,566, or $.53 per share, earned in the second quarter of 1995.
For the first six months of 1996, Valley Ridge reported net income of $457,441 or $1.22 per share, a 17% increase over the $391,375 or $1.05 per share for the same period in 1995. The improvement in the second quarter of 1996 as well as for the six months ended June 30, 1996 was a result of improved net interest income and other income, partially offset by increased other expenses. Net interest income, before the provision for loan losses, of $1,013,130 for the second quarter of 1996 was approximately 6.5% higher than the $921,651 reported for the same period in 1995. Net interest income, before the provision for loan losses, of $2,021,596 for the first six months of 1996, was approximately 8% higher than the $1,875,531 reported for the same period in 1995.

Net recoveries were approximately $4,600 and $3,200 for the second quarter and the first six months of 1996, respectively, compared to net charge-offs of approximately $19,000 and $20,900 for the second quarter and the first six months of 1995, respectively. The provision for loan losses was $30,000 and $60,000 for the second quarter and the first six months of 1996, respectively, compared to $25,000 and $55,000 for the same periods in 1995. The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within Valley Ridge's loan portfolio.

Non-interest income was approximately $214,000 and $414,000 for the second quarter and the six months ended June 30, 1996, respectively, compared to $163,000 and $335,000 for the same periods in 1995. The increase for both the second quarter as well as the first six months of 1996 was primarily a result of increased gains on sales of loans, an increase in the service charges on deposit accounts and increased investment center income during 1996 compared to 1995. However, the increase in non-interest income was more than offset by an increase in non-interest expense to approximately $900,000 and $1,806,000 for the second quarter and six months ended June 30, 1996, compared to $833,000 and $1,666,000 for the same periods in 1995. This was primarily due to an increase in legal and accounting fees related to the merger with Community Bank Corporation. There was a significant drop in FDIC insurance premium costs during 1996 compared to 1995.


___________________________________________________________________________

                                      -13-
Management is not aware of any existing trends, events, uncertainties, or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge's future operating results.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES: Total assets increased by slightly more than 1% or by $921,043 to $86,516,759 at June 30, 1996, compared to $85,595,716 at December 31, 1995. Total liabilities increased by a comparable amount of $948,898 to $77,629,826 at June 30, 1996, compared to $76,680,928 at December 31, 1995. Total stockholders' equity decreased by approximately $28,000 to $8,886,933 at June 30, 1996. The decrease in stockholders' equity is due to a decrease in unrealized gain on securities available for sale of $358,301, which more than offset retention of earnings and sales of stock to the employee stock ownership plan.

Total loans declined by $1,338,186 or 2.1% to $60,957,670. Approximately $500,000 of the decline was due to the sale of Valley Ridge's student loan portfolio and most of the remaining decline was due to mortgage refinancing activity. Deposits increased by approximately $813,065 or 1.1% to $71,754,827. The overall impact of these two changes was a decline in the net loan to deposit ratio to 83.6% at June 30, 1996, compared to 86.6% at December 31, 1995. The allowance for loan losses increased by approximately $63,182 while maintaining a reserve of 1.55% of outstanding loans.

Valley Ridge paid a dividend of $149,545 in the first six months of 1996, virtually the same as the amount paid during 1995. Cash dividends per share in 1996 have been adjusted for the 2-for-1 stock split paid in the first quarter of 1995.

Stockholders' equity as a percent of total assets was 10.27% at June 30, 1996, compared to 10.41% at December 31, 1995. Valley Ridge's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash and cash equivalents and investment securities totaled $22.3 million at June 30, 1996, or about 26% of total assets. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of Valley Ridge.

The principal source of funding for Valley Ridge continues to come from its deposit customers, which has historically been a stable source of funds. Deposits increased 1.1% during the first six months of 1996.

Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. As of June 30, 1996, Valley Ridge could borrow an additional $9 million from the Federal Home Loan Bank.

___________________________________________________________________________

                                      -14-
Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Bank has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. The Bank did not participate in repurchase agreements during 1995.

In September of 1995, the Corporation announced that it had signed a definitive agreement to merge with Community Bank Corporation, the parent company of The Grant State Bank. Community Bank Corporation had total assets of approximately $28,700,000 at December 31, 1995, and revenues, net income, and earnings per share of $2,475,000, $364,000, and $4.76, respectively, for the year ended December 31, 1995. Community Bank Corporation reported net income of $157,157 for the six months ended
June 30, 1996. A Registration Statement on Form S-4 for this transaction was filed with the Securities and Exchange Commission (Registration Statement No. 333-00724) and was declared effective by the Securities and Exchange Commission on May 13, 1996. The shareholders of both Valley Ridge and Community Bank Corporation voted to approve the transaction on June 25, 1996. The transaction was consummated on July 1, 1996, structured as a tax-free exchange and is being accounted for under the pooling-of-interests method of accounting. The agreement calls for issuance of 121,726 shares of Valley Ridge Financial Corp. common stock for all outstanding shares of Community Bank Corporation common stock.


























___________________________________________________________________________

                                      -15-
                        PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

The information required by this Item has been previously filed with the Securities and Exchange Commission in Valley Ridge's Registration
Statement on Form S-4 (Registration Statement No. 333-00724) dated May 13, 1996 (the "Registration Statement"). The information included under the captions "THE MERGER -- Description of Valley Ridge Capital Stock,
- --Provisions Affecting Control of Valley Ridge, -- Comparison of Rights of Valley Ridge Shareholders and Community Shareholders to Rights of Shareholders in Combined Organization, and -- Indemnification and
Limitation of Liability" on pages 19 through 25, inclusive, of the Registration Statement are here incorporated by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     (a) Annual Meeting. The annual meeting of shareholders of Valley Ridge was held on May 21, 1996. The purpose of the meeting was to elect directors and to transact any other business that may properly come before the meeting.

         The name of each director elected (along with the number of votes cast for or authority withheld) and the name of each other director whose term of office as a director continued after the meeting follows:

                                             VOTES CAST
                                                         AUTHORITY
                                       FOR               WITHHELD
ELECTED DIRECTORS

K. Timothy Bull                       297,411              7,102
Richard L. Edgar                      297,411              7,102
Donald Swanson                        297,411              7,102

DIRECTORS WHO CONTINUED TO SERVE

Jerome B. Arends                      Gary Gust
Robert C. Humphreys                   Michael E. McHugh
John J. Niederer                      Paul K. Spoelman

     (b) Special Meeting. A special meeting of shareholders of Valley Ridge was held on June 25, 1996. The purpose of the meeting was to consider and vote upon a proposal to approve an Agreement and Plan of

___________________________________________________________________________

                                      -16-

Merger between Valley Ridge and Community Bank Corporation and to transact any other business that may properly come before the meeting.

         For the resolution to approve the Agreement and Plan of Merger, the numbers of votes were as follows:

                                  VOTES CAST

                                                              Broker
              For         Against            Abstain         Non-Votes
            308,648        9,902               526               0

As provided in the Agreement and Plan of Merger, the following individuals were elected as directors of Valley Ridge to terms expiring in the years set forth opposite their respective names upon the effective time of the merger of Community Bank Corporation with and into Valley Ridge (July 1,
1996):

              NAME OF DIRECTOR                 TERM EXPIRES IN
              Jerome B. Arends                       1997
              K. Timothy Bull                        1997
              Elmo L. Campbell                       1997
              Richard L. Edgar                       1997
              Fred J. Finkbeiner                     1997
              Gary Gust                              1998
              Robert L. Hance                        1998
              Ronald L. Hansen                       1998
              Robert C. Humphreys                    1998
              Ben J. Landheer                        1998
              Michael E. McHugh                      1999
              Dennis C. Nelson                       1999
              John J. Niederer                       1999
              Paul K. Spoelman                       1999
              Donald Swanson                         1999
              Donald VanSingel                       1999






___________________________________________________________________________

                                      -17-
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

        27            Financial Data Schedule.










___________________________________________________________________________

                                      -18-
                                SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 VALLEY RIDGE FINANCIAL CORP.
                                 Registrant

Date:  AUGUST 14, 1996           /S/ MICHAEL MCHUGH
                                 Michael McHugh, Secretary/Treasurer
                                   (Principal Financial and Accounting
                                   Officer and Duly Authorized Signatory
                                   for Registrant)
































___________________________________________________________________________

                                      -19-
                               EXHIBIT INDEX


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

           27            Financial Data Schedule.




___________________________________________________________________________

                                      -20-