Form 10QSB
period 1996-09-30
VALLEY RIDGE FINANCIAL CORP
filed 1996-11-14
CIK 1006962

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                                    OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ____________

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
Yes   X      No       .
   -------     -------

There were 495,589 shares of Common Stock ($10 par value) outstanding as of October 31, 1996.

Transitional Small Business Disclosure Format (check one):  Yes      No  X  .
                                                               -----   -----

                       VALLEY RIDGE FINANCIAL CORP.

                                   INDEX
---------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION                                         PAGE NO.

        Item 1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheet - September 30, 1996
           (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .       3

        Consolidated Statements of Income - Three and Nine
           Months Ended September 30, 1996 and September 30,
           1995 (Unaudited). . . . . . . . . . . . . . . . . . . . .       4

        Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 1996 and September 30, 1995
           (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .       5

        Notes to Consolidated Financial Statements (Unaudited) . . .       7

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION. . . . . . . . . . . . . . . . . . . .      12


PART II.   OTHER INFORMATION

        Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . .      14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

                       PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       VALLEY RIDGE FINANCIAL CORP.
                        CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------

                                                             SEPTEMBER 30,
                                                                 1996
                                                                 ----
                                                              (Unaudited)
ASSETS
  Cash and due from banks                                    $  6,250,885
  Federal funds sold                                            2,500,000
                                                             ------------
     Total cash and cash equivalents                            8,750,885

  Securities available for sale                                18,273,236
  Other securities                                                836,646

  Total loans                                                  81,964,813
  Less: Allowance for loan losses                               1,215,528
                                                             ------------
                                                               80,749,285

  Premises and equipment - net                                  2,242,147
  Accrued interest receivable                                   1,073,987
  Other assets                                                  1,623,136
                                                             ------------

     Total assets                                            $113,549,322
                                                             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing                                     $ 13,186,233
     Interest-bearing                                          79,658,162
                                                             ------------
                                                               92,844,395







  Securities sold under agreement to repurchase                   411,341
  Federal funds purchased                                       2,800,000
  Other borrowings-Federal Home Loan Bank advances              5,000,000
  Accrued Interest Payable and Other liabilities                  828,578
                                                             ------------
     Total liabilities                                        101,884,314

Shareholders' equity
  Common stock, $10 par value: 1,000,000 shares
    authorized and 495,589 shares outstanding                   4,955,890
  Surplus                                                       1,387,611
  Retained earnings                                             5,052,229
  Net unrealized gain on securities available for sale,
    net of tax of $138,718 at September 30, 1996                  269,278
                                                             ------------
     Total shareholders' equity                                11,665,008
                                                             ------------

       Total liabilities and shareholders' equity            $113,549,322
                                                             ============

---------------------------------------------------------------------------

       See accompanying notes to consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
---------------------------------------------------------------------------

                                                 ---THREE MONTHS ENDED---           ---NINE MONTHS ENDED---
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                   1996             1995             1996             1995
                                                   ----             ----             ----             ----
Interest income
 Loans, including fees                          $1,963,637       $1,932,555       $5,817,259       $5,603,809
 Federal funds sold                                 48,976           34,744          169,800          121,466
 Investment securities
   Taxable                                          98,695          129,832          323,315          403,823
   Nontaxable                                      183,277          162,327          507,441          410,125
                                                ----------       ----------       ----------       ----------
                                                 2,294,585        2,259,458        6,817,815        6,539,223

Interest expense
 Deposits                                          799,644          815,917        2,382,619        2,430,637
 Other                                              80,355           53,968          249,835           88,496
                                                ----------       ----------       ----------       ----------
                                                   879,999          869,885        2,632,454        2,519,133
                                                ----------       ----------       ----------       ----------

NET INTEREST INCOME                              1,414,586        1,389,573        4,185,361        4,020,090

Provision for loan losses                           15,600           20,600          106,800          106,800
                                                ----------       ----------       ----------       ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                1,398,986        1,368,973        4,078,561        3,913,290

Other income
 Service charges                                   200,167          175,530          603,170          503,561
 Gain on sale of investment securities                 547            6,524           16,021            4,852
 Gain on sale of loans                               7,844            1,712           18,169            3,788
 Other                                              72,400           61,781          175,617          184,304
                                                ----------       ----------       ----------       ----------
                                                   280,958          245,547          812,977          696,505







Other expense
 Salaries and benefits                             572,956          554,855        1,727,208        1,657,048
 Occupancy                                          83,223           64,399          237,797          207,943
 Furniture and fixtures                             70,646           61,188          216,990          209,343
 Other                                             484,340          380,152        1,420,145        1,226,406
                                                ----------       ----------       ----------       ----------
                                                 1,211,165        1,060,594        3,602,140        3,300,740
                                                ----------       ----------       ----------       ----------


INCOME BEFORE FEDERAL INCOME TAX                   468,779          553,926        1,289,398        1,309,055

Federal income tax expense                         113,298          112,372          319,319          301,583
                                                ----------       ----------       ----------       ----------


NET INCOME                                      $  355,481       $  441,554       $  970,079       $1,007,472
                                                ==========       ==========       ==========       ==========

Net income per share                            $      .72       $      .89       $     1.96       $     2.04
                                                ==========       ==========       ==========       ==========
Dividends per share                             $      .20       $      .20       $      .60       $      .60
                                                ==========       ==========       ==========       ==========

---------------------------------------------------------------------------

       See accompanying notes to consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
---------------------------------------------------------------------------
                                                               ---NINE MONTHS ENDED---
                                                                    SEPTEMBER 30,
                                                               1996              1995
                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   970,079       $ 1,007,472
  Adjustments to reconcile net income to net
    cash from operating activities
    Depreciation                                               158,024           126,005
    Amortization of:
      Premiums and discounts on securities, net                 78,093            89,592
      Goodwill and core deposit intangibles                     18,734            26,239
    Provision for loan losses                                  106,800           106,800
    Gain on sale of securities                                 (16,021)           (4,852)
    Gain on sale of loans                                      (18,169)           (3,788)
    Loans originated for sale                               (2,407,440)         (485,542)
    Proceeds from loans sold                                 2,425,609           489,330
    Net change in:
      Accrued interest receivable and other assets               7,043            18,151
      Accrued expenses and other liabilities                (1,207,916)          (16,615)
                                                           -----------       -----------
        Net cash provided by operating activities              114,836         1,352,792

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans                                          386,525        (4,060,955)
  Proceeds from:
    Sales of securities available for sale                   4,042,300         4,497,416
    Repayments and maturities of securities
      available for sale                                     3,427,383           613,848
    Repayments and maturities of securities
      held to maturity                                                           764,500
  Purchase of:
    Loans                                                     (873,575)
    Securities available for sale                           (7,937,796)       (7,756,736)
    Securities held to maturity                                                 (800,000)
    Federal Reserve stock                                                         (6,000)
    Federal Home Loan Bank stock                              (125,700)         (160,700)
    Premises and equipment, net                                (57,067)          (72,829)
                                                           -----------       -----------
      Net cash used in investing activities                 (1,137,930)       (6,981,456)

---------------------------------------------------------------------------
                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
---------------------------------------------------------------------------

                                                               ---NINE MONTHS ENDED---
                                                                    SEPTEMBER 30,
                                                               1996              1995
                                                               ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                       $    22,550       $    20,690
  Net change in Federal funds purchased                      2,800,000           200,000
  Net change in securities sold under agreement
    to repurchase                                              411,341
  Net increase (decrease) in deposits                       (3,466,524)        2,142,735
  Advances from Federal Home Loan Bank                       1,000,000         4,800,000
  Payment on Federal Home Loan Bank advance                   (800,000)       (2,009,000)
  Dividends paid                                              (275,411)         (250,472)
  Retirement of fractional shares                               (1,428)
                                                           -----------       -----------
    Net cash provided by (used in) financing
      activities                                              (309,472)        4,903,953
                                                           -----------       -----------

Net change in cash and cash equivalents                     (1,332,566)         (724,711)

Cash and cash equivalents at beginning of period            10,083,451         6,948,357
                                                           -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 8,750,885       $ 6,223,646
                                                           ===========       ===========

Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest                                               $ 2,917,356       $ 2,488,095
    Income taxes                                               475,047           378,273

---------------------------------------------------------------------------

       See accompanying notes to consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
---------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Valley Ridge Financial Corp. ("Corporation") as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. All financial statement amounts included herein, except cash dividends per share, have been restated to account for the acquisition of Community Bank Corporation on July 1, 1996 by the pooling-of-interests method of accounting. The results for the three- and nine-month periods ended September 30, 1996 should not be considered as indicative of results for the year ending December 31, 1996.


2.   ACQUISITION

     In September of 1995, the Corporation announced that it had signed a definitive agreement to merge with Community Bank Corporation, parent company of The Grant State Bank. A Registration Statement on Form S-4 for this transaction was filed with the Securities and Exchange Commission (Registration Statement No. 333-00724) and was declared effective by the Securities and Exchange Commission on May 13, 1996. The shareholders of both the Corporation and Community Bank Corporation voted to approve the transaction on June 25, 1996. The transaction was consummated on July 1, 1996, structured as a tax-free exchange and accounted for under the pooling-of-interests method of accounting. Valley Ridge Financial Corp. issued 121,727 shares of common stock in exchange for all of the outstanding shares of Community Bank Corporation common stock.





---------------------------------------------------------------------------

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
---------------------------------------------------------------------------


3.   SECURITIES

     The Corporation classifies all securities into an available-for-sale category. Available-for-sale securities are those the Corporation may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of equity, net of tax.

     The Corporation's portfolio of securities available-for-sale consists of securities acquired to meet the Corporation's regulatory liquidity requirements and anticipated near term cash funding requirements. Investments in this portfolio are primarily obligations of states and political subdivisions.

     The amortized cost and fair values of securities at September 30, 1996 were as follows:

     AVAILABLE FOR SALE
                                                              GROSS          GROSS
                                            AMORTIZED      UNREALIZED      UNREALIZED          FAIR
                                               COST           GAINS          LOSSES           VALUES
                                               ----           -----          ------           ------
       Obligations of states and
         political subdivisions            $14,583,829       $445,759       $(69,122)       $14,960,466
       Mortgage-backed securities            3,281,411         31,416            (57)         3,312,770
                                           -----------       --------       --------        -----------

                                           $17,865,240       $477,175       $(69,179)       $18,273,236
                                           ===========       ========       ========        ===========

     OTHER SECURITIES

       Federal Reserve stock               $   168,750                                      $   168,750
       Federal Home Loan Bank stock            662,900                                          662,900
       Farmer Mac stock                          4,996                                            4,996
                                           -----------                                      -----------

                                           $   836,646                                      $   836,646
                                           ===========                                      ===========

---------------------------------------------------------------------------

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
---------------------------------------------------------------------------

3.   SECURITIES (Continued)

     The amortized cost and fair values of securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      AMORTIZED          FAIR
                                                        COST            VALUES
                                                        ----            ------
       Due in one year or less                      $ 2,136,866      $ 2,142,481
       Due after one year through five years          1,612,858        1,695,946
       Due after five years through ten years         2,693,327        2,924,160
       Due after ten years                            8,140,778        8,197,879
                                                    -----------      -----------
                                                     14,583,829       14,960,466
       Mortgage-backed securities                     3,281,411        3,312,770
                                                    -----------      -----------

                                                    $17,865,240      $18,273,236
                                                    ===========      ===========

     Because of their variable payments, mortgage-backed securities are not reported by a specific maturity grouping.

4.   LOANS

     Major loan classifications as of September 30, 1996 are as follows:

                 Commercial                      $29,956,361
                 Real estate                      35,619,352
                 Consumer                          9,767,011
                 Agricultural                      6,622,089
                                                 -----------

                                                 $81,964,813
                                                 ===========

---------------------------------------------------------------------------

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
---------------------------------------------------------------------------


5.  ALLOWANCE FOR LOAN LOSSES

    The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30, 1996:

              Balance at January 1, 1996                           $1,109,100
                 Provision for loan losses charged
                   to operating expense                               106,800
                 Recoveries on loans previously charged
                   to the allowance                                    41,019
                 Losses charged off                                   (41,391)
                                                                   ----------

              Balance at September 30, 1996                        $1,215,528
                                                                   ==========

6.  OTHER BORROWINGS

     At September 30, 1996, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

          TYPE          INTEREST RATE     MATURITY DATE           AMOUNT
          ----          -------------     -------------           ------
          Fixed             5.730%          July 21, 1997      $2,000,000
          Fixed             5.260        February 1, 1999       2,000,000
          Fixed             5.230        February 1, 1999       1,000,000
                                                               ----------

                                                               $5,000,000
                                                               ==========

    Each advance requires monthly interest payments at fixed rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal amount of advances outstanding. The fixed rate notes carry a minimum prepayment penalty of $5,000.

---------------------------------------------------------------------------

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
---------------------------------------------------------------------------


7.  EARNINGS PER COMMON SHARE:

    Earnings per share are calculated on the basis of the weighted-average number of shares outstanding. Earnings per share amounts are based on 495,589 and 495,377 shares outstanding for the three and nine months ended September 30, 1996, respectively, and 494,589 and 494,497 shares outstanding for the three and nine months ended September 30, 1995, respectively. All share amounts have been restated to reflect stock dividends and splits.


8.  STOCK SPLITS

    On January 26, 1995, the Board of Directors approved a two-for-one split of the Corporation's common stock effected in the form of a stock dividend. The stated par value of each share was not changed from $10. All share and per share amounts have been adjusted to reflect this stock split.


9.  LOAN SERVICING RIGHTS

    In May of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, to require that a mortgage-banking enterprise recognize, as separate assets, acquired rights to service mortgage loans for others. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans (without the mortgage servicing





---------------------------------------------------------------------------

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
---------------------------------------------------------------------------


9.  LOAN SERVICING RIGHTS (Continued)

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



























---------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. ("Valley Ridge") for the periods presented in the financial statements filed as part of this report. This discussion should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS: Valley Ridge reported net income of $355,481 or $.72 per share for the third quarter of 1996. This was 19% lower than the $441,554, or $.89 per share, earned in the third quarter of 1995.

For the first nine months of 1996, Valley Ridge reported net income of $970,079 or $1.96 per share, a 4% decrease from the $1,007,472 or $2.04 per share for the same period in 1995. The decrease in the third quarter of 1996 as well as for the nine months ended September 30, 1996 was primarily a result of increased other expenses, partially offset by improved net interest income. Net interest income, before the provision for loan losses, of $1,414,586 for the third quarter of 1996, was approximately 2% higher than the $1,389,573 reported for the same period in 1995. Net interest income, before the provision for loan losses, of $4,185,361 for the first nine months of 1996, was approximately 4% higher than the $4,020,090 reported for the same period in 1995.

Net charge-offs were $128 and $372 for the third quarter and the first nine months of 1996, respectively, compared to net charge-offs of $38,838 and $23,896 for the third quarter and the first nine months of 1995, respectively. The provision for loan losses was $15,600 and $106,800 for the third quarter and the first nine months of 1996, respectively, compared to $20,600 and $106,800 for the same periods in 1995. The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within Valley Ridge's loan portfolio.

Noninterest income was $280,958 and $812,977 for the third quarter and the nine months ended September 30, 1996, respectively, compared to $245,547 and $696,505 for the same periods in 1995. The increase for both the third quarter as well as the first nine months of 1996 was primarily a result of increased service charges on deposit accounts and increased investment center income during 1996 compared to 1995. However, the increase in noninterest income was more than offset by an increase in noninterest expense to $1,211,165 and $3,602,140 for the third quarter and nine months ended September 30, 1996, respectively, compared to $1,060,594 and $3,300,740 for the same periods in 1995. This was primarily due to an increase in legal and accounting fees related to the merger with Community Bank Corporation. There was a significant drop in FDIC insurance premium costs from approximately $98,000 during 1995 to $4,000 during 1996.

---------------------------------------------------------------------------

Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge's future operating results.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES: Total assets decreased by slightly less than 1% or $790,575 to $113,549,322 at September 30, 1996 compared to $114,339,897 at December 31, 1995. Total liabilities decreased by slightly more than 1% or $1,263,099 to $101,884,314 at September 30, 1996 compared to $103,147,413 at December 31,
1995. Total shareholders' equity increased by $472,524 to $11,665,008 at September 30, 1996. The increase in shareholders' equity is due to retention of earnings and sales of stock to the employee stock ownership plan, partially offset by a decline in the unrealized gain on securities available for sale.

Total loans increased by slightly less than 1% or $486,679 from the balance at December 31, 1995 to $81,964,813 at September 30, 1996. Deposits decreased by $3,466,524 or 3.6% to $92,844,395 at September 30, 1996. The
overall impact of these two changes was an increase in the net loan to deposit ratio to 87% at September 30, 1996 compared to 83.4% at December 31, 1995. The allowance for loan losses increased by $106,429 causing the ratio of reserves to outstanding loans to increase from 1.36% at December 31, 1995 to 1.48% at September 30, 1996.

Valley Ridge paid dividends totaling $275,411 in the first nine months of 1996, compared to $250,472 paid during the same period in 1995. Cash dividends per share in 1996 have been adjusted for the 2 for 1 stock split paid in the first quarter of 1995.

Shareholders' equity as a percent of total assets was 10.27% at September 30, 1996 compared to 9.79% at December 31, 1995. Valley Ridge's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash and cash equivalents and investment securities totaled
$27,024,121 at September 30, 1996 or about 24% of total assets. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of Valley Ridge.

The principal source of funding for Valley Ridge continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. Kent City State Bank has pledged

---------------------------------------------------------------------------
certain investment securities, which are held in safekeeping, as collateral against these borrowings. Kent City State Bank did not participate in repurchase agreements during 1995.

In September of 1995, the Corporation announced that it had signed a definitive agreement to merge with Community Bank Corporation, parent company of The Grant State Bank. A Registration Statement on Form S-4 for this transaction was filed with the Securities and Exchange Commission (Registration Statement No. 333-00724) and was declared effective by the Securities and Exchange Commission on May 13, 1996. The shareholders of both the Corporation and Community Bank Corporation voted to approve the transaction on June 25, 1996. The transaction was consummated on July 1, 1996, structured as a tax-free exchange and accounted for under the pooling-of-interests method of accounting. Valley Ridge Financial Corp. issued 121,727 shares of common stock in exchange for all of the outstanding shares of Community Bank Corporation common stock.
































---------------------------------------------------------------------------

                        PART II.  OTHER INFORMATION

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

           27            Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter covered by this report:




---------------------------------------------------------------------------

  DATE OF REPORT            ITEMS REPORTED                    FINANCIAL STATEMENTS
  --------------            --------------                    --------------------
  July 15, 1996        2 (Acquisition or Dis-          Audited Consolidated Financial
                       position of Assets) and         Statements of Community Bank
                       7 (Financial Statements,        Corporation at December 31, 1995
                       Pro Forma Financial             and 1994 and for the periods
                       Information and Exhibits)       ended December 31, 1995, 1994
                                                       and 1993; Pro Forma Combined
                                                       Financial Statements of Valley
                                                       Ridge Financial Corp. at
                                                       December 31, 1995 and for the
                                                       periods ended December 31, 1995,
                                                       1994 and 1993.

  September 11, 1996   7 (Financial Statements,        Interim Financial Statements of
                       Pro Forma Financial             Community Bank Corporation at
                       Information and Exhibits)       June 30, 1996 and for the six-
                                                       month periods ended June 30, 1996
                                                       and 1995; Interim Pro Forma
                                                       Condensed Combined Financial
                                                       Statements of Valley Ridge
                                                       Financial Corp. at June 30, 1996
                                                       and for the six-month periods
                                                       ended June 30, 1996 and 1995.




















---------------------------------------------------------------------------

                                SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VALLEY RIDGE FINANCIAL CORP.
                                   Registrant


Date:  November 13, 1996           /S/ MICHAEL MCHUGH
                                   Michael McHugh, Secretary/Treasurer
                                    (Principal Financial and Accounting
                                     Officer and duly authorized signatory
                                     for the Registrant)






























---------------------------------------------------------------------------

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