Form 10KSB40
period 1996-12-31
VALLEY RIDGE FINANCIAL CORP
filed 1997-03-31
CIK 1006962

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the fiscal year ended December 31, 1996

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

        For the transition period from ________________ to ________________

                     Commission File Number: 333-00724
                       VALLEY RIDGE FINANCIAL CORP.
              (Name of Small Business Issuer in Its Charter)

          MICHIGAN                         38-2888214
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
 Incorporation or Organization)

          6 NORTH MAIN STREET
          KENT CITY, MICHIGAN                 49330
(Address of Principal Executive Offices)    (Zip Code)

                             (616) 678-5911
           (Issuer's Telephone Number, Including Area Code)

   Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes __X__     No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 1996, were $10,231,227.

As of February 5, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $10,029,581. This amount is based on the sale price of $28.75 per share for the registrant's stock as of such date.

As of February 1, 1997, the issuer had outstanding 496,089 shares of Common Stock, par value $10.00 per share.

Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

   Valley Ridge Financial Corp. ("Valley Ridge") is a Michigan bank holding company with its headquarters in Kent City, Michigan. Valley Ridge was formed on May 20, 1988. Valley Ridge is the parent company of Valley Ridge Bank, a Michigan banking corporation. Valley Ridge Bank is Valley Ridge's only subsidiary. Valley Ridge Bank owns a 20% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm.

   On July 1, 1996, Community Bank Corporation ("Community") merged with and into Valley Ridge (the "Merger"). At the time of the Merger, Community and its subsidiary, The Grant State Bank, had assets of $26 million, deposits of $23 million, a net loan portfolio of $19 million, and shareholders' equity of $2 million. The then-shareholders of Community received 121,727 shares of the Common Stock of Valley Ridge, $10 par value ("Valley Ridge Common Stock"), for each share of common stock of Community that each shareholder held, in addition to cash in lieu of fractional shares. The Merger was treated as a pooling of interests for accounting purposes and the assets and liabilities of Community were carried forward in Valley Ridge's accounts.

   Effective at the close of business on December 6, 1996, Valley Ridge's two subsidiary banks, The Grant State Bank ("Grant") and Kent City State Bank ("Kent City"), were consolidated into a single banking corporation
(the "Consolidation"). At the effective time of the Consolidation, Kent City had, on a consolidated basis, assets totaling approximately $88 million and deposits of approximately $69 million and Grant had, on a consolidated basis, assets totaling approximately $26 million and deposits of approximately $23 million. The purpose of the Consolidation was to allow Valley Ridge to further realize operational efficiencies and provide more consistent and improved service to the market areas that Valley Ridge had been servicing. The Consolidation resulted in a single bank named "Valley Ridge Bank" (the "Bank"). On December 31, 1996, the Bank had assets totaling $116 million, deposits of $95 million and shareholders' equity of $12 million.

   Valley Ridge and the Bank are engaged in the business of commercial banking, mortgage banking and other related activities. The Bank is a full service bank offering customary commercial banking services, which include commercial and retail loans, business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, automated transaction machine services, money transfer services, and safe deposit facilities. No material part of the business of Valley Ridge or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on Valley Ridge.

   The principal markets for Valley Ridge's financial services are presently the Michigan communities in which the Bank's offices are located and the areas immediately surrounding those communities. Valley Ridge and the Bank serve these markets through seven offices located in Kent City, Coopersville, Egelston, Grant, Newaygo, Ravenna, and Sparta, Michigan.
This diversification allows the Bank to spread some of its market risk over a wider area and not be subject to downturns in any specific community. Within this market area, the Bank competes with various banks, savings and loan associations, and credit unions. The Bank is the only bank with offices in Kent City and Grant, Michigan. Other banks and financial institutions have offices in some of the towns where the Bank's branches are located. Valley Ridge and the Bank have no material foreign assets or income.

   Valley Ridge and the Bank employed approximately 83 persons (69 persons on a full-time equivalent basis) at December 31, 1996.

   The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from savings and loan associations, credit unions, finance companies, insurance companies, and investment and brokerage firms. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings, and fees charged for services) and service (convenience and quality of services rendered to customers).

   Banks and bank holding companies are extensively regulated. The Bank is chartered under state law and is supervised, examined, and regulated by both the Financial Institutions Bureau of the Michigan Department of Consumer and Industry Services and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Valley Ridge is regulated by the Federal Reserve Board. Deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

   Federal and state laws that govern banks significantly limit their business activities in a number of respects. Prior approval of the Federal Reserve Board, and in some cases various other government agencies, is required for Valley Ridge to acquire control of any additional banks or other operating subsidiaries. The business activities of Valley Ridge and the Bank are limited to banking and other activities that are determined by the Federal Reserve Board to be closely related to banking.

   Valley Ridge is a legal entity separate and distinct from the Bank. There are legal limitations on the extent to which the Bank can lend or otherwise supply funds to Valley Ridge. In addition, payment of dividends to Valley Ridge by the Bank is subject to various state and federal regulatory limitations.

   Under Federal Reserve Board policy, Valley Ridge is expected to act as a source of financial strength to the Bank and to commit resources to support it. Under federal law, the FDIC also has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks to maintain the BIF at the designated reserve ratio required by law.

   Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws and privacy laws. The instruments of monetary policy of authorities such as the Federal Reserve Board may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

   The Riegle-Neal Interstate Banking and Branching Efficiency Act of
1994 (the "Riegle-Neal Act") substantially changed the geographic constraints applicable to the banking industry. Effective September 29, 1995, the Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act also allows banks to establish interstate branch networks through acquisitions of other banks. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

   Michigan exercised its right to opt-in early to the Riegle-Neal Act, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. Effective November 29, 1995, the Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner of the Financial Institutions Bureau, (i) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (ii) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity,
(iii) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (iv) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S.

territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (v) establishment by foreign banks of branches located in Michigan.

   The nature of the business of the Bank is such that it holds title, on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of cleanup of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination.
These liabilities can be material and can exceed the value of the contaminated property.

   Certain statistical information describing the business of Valley Ridge follows. Additional statistical information describing the business of Valley Ridge and the Bank appears in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this report and in the Consolidated Financial Statements and notes thereto included in Item 7 of this report.

ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO

     The following table shows, by class of maturities at December 31, 1996, the amounts and weighted average yields of investment securities <F1>:

                                                  Carrying      Average
                                                   Value         Yield<F2>
                                                  --------      --------
                                                  (Dollars in thousands)
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies
       One year or less                            $   501        5.95%
       Over one through five years                      --          --
         Total                                         501        5.95
                                                   -------       -----
Obligations of states and political subdivisions
       One year or less                              1,445        8.96
       Over one through five years                   1,431       10.28
       Over five through ten years                   3,091        8.91
       Over ten years                                9,187        8.66
          Total                                     15,154        8.89
                                                   -------       -----
Mortgage-backed securities and other                 3,130        7.04%

       Total                                       $18,785        8.06%
                                                   =======       =====
                                      -4-

Because of their variable payments, mortgage-backed securities are not reported by a specific maturity grouping.

<F1> Calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

<F2> Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on state and municipal securities have been adjusted to a fully taxable equivalent using a federal income tax rate of 34%.

     As of December 31, 1996, the securities of no issuer except the U.S. Government had an aggregate carrying value that exceeded 10% of shareholders' equity.

LOAN PORTFOLIO

     The following table shows the maturity of commercial, agricultural, and real estate construction loans outstanding at December 31, 1996. Real estate-construction loans are residential non-owner occupied. Also provided below are the amounts due after one year classified according to the terms of the loans. Demand loans, loans with no stated maturity and overdrafts are reported as due in one year or less.

                                 DUE IN       DUE AFTER ONE
                                ONE YEAR      YEAR THROUGH      DUE AFTER
                                OR LESS        FIVE YEARS       FIVE YEARS
                                -------        ----------       ----------
                                          (Dollars in thousands)
Commercial                      $26,071          $11,203         $   546
Consumer                          5,131            5,808              94
Real estate                       8,979           23,487           3,168

                                $40,181          $40,498         $ 3,808
                                =======          =======         =======
Loans due after one year
   With fixed rates                              $40,498         $ 3,808
       With floating rates                            --              --

          Total                                  $40,498         $ 3,808
                                                 =======         =======

AVERAGE DEPOSITS

     The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 1996 were as follows:

            Three months or less                      $  231,985
            Over three months through six months         329,860
            Over six months through twelve months      1,403,485
            Over twelve months                         3,204,867

                 Total                                $5,170,197
                                                      ==========

ITEM 2.  DESCRIPTION OF PROPERTY.

       Valley Ridge maintains its offices and conducts its business operations from the principal banking office of the Bank in Kent City, Michigan. Valley Ridge owns one parcel of approximately five acres of vacant land in Kent City, Michigan, and a vacant lot in an industrial park in Coopersville, Michigan.

       The Bank's principal office is located at 6 North Main Street, Kent City, Michigan. These premises encompass approximately 12,724 square feet in two buildings, all of which are occupied by the Bank and Valley Ridge. The Bank owns the premises occupied by its branch offices at the following addresses, all of which are in Michigan: 10 West Main Street, Grant (4,051 square feet), the corner of M-37 and M-82 (1,450 square feet), 661 West Randall Road, Coopersville (1,950 square feet); 3069 Slocum Road, Ravenna (3,300 square feet); and 5475 Apple Avenue, Egelston (3,300 square feet). The Bank leases its office at 11 South State Street, Sparta (1,040 square feet). Valley Ridge believes all of its and the Bank's properties are in good condition and repair.

       As part of its business, the Bank generates all types of mortgages. The Bank occasionally purchases mortgages as part of its business, but typically relies on its ability to generate mortgages for most purposes.

ITEM 3.  LEGAL PROCEEDINGS.

       From time to time, Valley Ridge or the Bank is party, as plaintiff or defendant, to legal proceedings in the normal course of operations. No pending litigation is considered material at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       There is no established public trading market for Valley Ridge Common Stock. Transactions in Valley Ridge Common Stock are occasionally effected by individuals on an informal basis. Some transactions are effected through the involvement of local brokerage firms. The prices at which such transactions are effected are only occasionally reported to Valley Ridge.
As of March 1, 1997, there were approximately 481 record holders of shares of Valley Ridge Common Stock. On December 31, 1996, Valley Ridge sold 500 shares of Valley Ridge Common Stock, par value $10, to the Valley Ridge Employee Stock Ownership Plan. The aggregate proceeds received by Valley Ridge were $14,125. This transaction was based on the exemptions from registration contained in Sections 4(2) and 3(a)(11) of the Securities Act of 1933.

       Valley Ridge has paid regular cash dividends since June 30, 1989. The following table summarizes the quarterly cash dividends paid to common shareholders during the last two full years, retroactively adjusted for a 2-for-1 stock split during January, 1995, which was effected in the form of a stock dividend:

             QUARTER                1995              1996
             -------                ----              ----
               1st                $   .20           $   .20
               2nd                    .20               .20
               3rd                    .20               .20
               4th                    .20               .20
                                  -------           -------
               Total              $   .80           $   .80
                                  =======           =======

     Holders of Valley Ridge Common Stock are entitled to receive dividends when, as and if declared by Valley Ridge's board of directors out of funds legally available for that purpose. The earnings of Valley Ridge, through dividends paid by the Bank, are the principal source of funds to pay cash dividends. Consequently, cash dividends are dependent upon the earnings, capital needs, regulatory constraints and other factors affecting Valley Ridge. Federal and state banking laws and regulations place certain restrictions on the amount of dividends and loans that a bank can pay to its parent company. These restrictions are not expected to prohibit Valley Ridge from continuing its normal dividend policy.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion is provided by Valley Ridge management as its analysis of the consolidated financial condition and results of operations
                                      -7-
of Valley Ridge (the "Corporation"). This analysis should be read in conjunction with the Consolidated Financial Statements and related footnotes. As more fully described in Note 2 of the Consolidated Financial Statements, Valley Ridge merged with Community Bank Corporation in 1996 in a business combination accounted for under the pooling of interests method of accounting and, accordingly, the Corporation's Consolidated Financial Statements have been restated for all periods presented.

     RESULTS OF OPERATIONS. The Corporation reported net income of $1,213,675 or $2.45 per share for 1996. This was 9% lower than the $1,333,197, or $2.68 per share, earned in 1995. The decrease in net income was primarily a result of increased other expenses, partially offset by improved net interest income. Net interest income, before the provision for loan losses, of $5,618,111 was approximately 2.8% higher than the $5,467,092 reported for 1995.

     The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities.

                                                         YEARS ENDED DECEMBER 31,
                                                 1996                                1995
                                    ------------------------------    --------------------------------
                                    AVERAGE                AVERAGE    AVERAGE                  AVERAGE
                                    BALANCE     INTEREST     RATE     BALANCE       INTEREST     RATE
                                    -------     -------    -------    -------       --------   -------
Taxable investment
      securities                $  6,767,139   $   409,635   6.05%   $  8,175,162   $  526,678   6.44%
Tax-exempt securities <F1>        11,831,352     1,088,706   9.20       9,067,189      858,152   9.46
                                ------------   -----------           ------------   ----------
      Total securities            18,598,491     1,498,341   8.06      17,242,351    1,384,830   8.03
Loans <F2>                        82,520,055     7,858,041   9.52      77,605,716    7,639,040   9.84
Federal funds sold                 3,678,014       208,483   5.67       2,994,848      169,884   5.67
                                ------------   -----------           ------------   ----------
      Total earning assets       104,796,560     9,564,865   9.13      97,842,915    9,193,754   9.40

Nonaccrual loans                      82,576                              154,427

Less allowance for loan
  losses                          (1,204,067)                          (1,084,868)
Cash and due from banks            5,358,165                            4,849,111
Other non-earning assets           4,973,138                            4,926,442
                                ------------                         ------------
      Total assets              $114,006,372                         $106,688,027
                                ============                         ============

                                                         YEARS ENDED DECEMBER 31,
                                              1996                                   1995
                                ----------------------------------    --------------------------------
                                  AVERAGE                  AVERAGE    AVERAGE                  AVERAGE
                                  BALANCE       INTEREST     RATE     BALANCE       INTEREST     RATE
                                  -------       -------    -------    -------       --------   -------
Interest-bearing demand
      deposits                  $ 11,207,524   $   207,371   1.85%   $ 11,768,324   $  267,443   2.27%
Savings deposits                  31,956,320       790,344   2.47      32,132,409      875,596   2.72
Time deposits                     38,361,407     2,163,767   5.64      36,989,413    2,093,795   5.66
                                ------------   -----------            -----------   ----------
      Total interest-bearing
        deposits                  81,525,251     3,161,482   3.88      80,890,146    3,236,834   4.00
Other borrowings                   6,373,150       361,914   5.68       2,432,876      159,090   6.54
                                ------------   -----------            -----------   ----------
      Total interest-bearing
        liabilities               87,898,401     3,523,396   4.00      83,323,022    3,395,924   4.08
                                               -----------                          ----------
Demand deposits                   13,247,326                   --      11,951,273                  --
Other liabilities                  1,129,502                              764,916
                                ------------                          -----------
      Total liabilities          102,275,229                           96,039,211
Average equity                    11,731,143                           10,648,816
                                ------------                          -----------
      Total liabilities and
        equity                  $114,006,372                         $106,688,027
                                ============                         ============
Net interest income                            $ 6,041,469                          $5,797,830
                                               ===========                          ==========
Rate spread                                                  5.12                                5.32
Net interest margin                                          5.76                                5.93

<F1>  Yields reflected have been computed on a tax equivalent basis using a marginal tax rate of 34%. Interest for 1996 and 1995 includes loan fees of $284,000 and $332,821, respectively.
<F2>  Average outstanding balances exclude non-accruing loans.

     The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                YEAR ENDED DECEMBER 31,
                                                    1996 OVER 1995
                                             ----------------------------
                                             TOTAL      VOLUME       RATE
                                             -----      ------       ----
Increase (decrease) in interest income
  Loans                                   $ 219,001   $ 473,329  $ (254,328)
  Taxable securities                       (117,043)    (86,654)    (30,389)
  Tax-exempt securities<F1>                 230,554     254,960     (24,406)
  Federal funds sold                         38,599      38,724        (125)
                                          ---------    --------  ----------
    Net change in tax-equivalent income     371,111     680,359    (309,248)

Increase (decrease) in interest expense
  Interest-bearing demand deposits          (60,072)    (12,261)    (47,811)
  Savings deposits                          (85,252)     (4,774)    (80,478)
  Time deposits                              69,972      77,411      (7,439)
  Federal Home Loan Bank advances           202,824     226,305     (23,481)
                                          ---------    --------  ----------
    Net change in interest expense          127,472     286,681    (159,209)
                                          ---------    --------  ----------
      Net change in tax-equivalent
        net interest income               $ 243,639    $393,678  $ (150,039)
                                          =========    ========  ==========

<F1> Interest is presented on a tax equivalent basis using a marginal tax rate of 34%.

     Net interest margin remained strong at 5.76% for 1996, a decline of 17 basis points from 1995. Average loans increased by 6% to $82,520,055, with year to year increases in consumer and agricultural loans of 19% and 23%, respectively, in 1996. Total securities increased 8% to $18,598,491. Yields on assets and rates paid on the cost of funds both decreased resulting in negative rate variances, which were more than offset by positive volume variances for total securities and loans. Average deposits were stable, increasing .8%, or $635,105. Average other borrowings increased by nearly $4,000,000 to $6,473,150 and average equity increased $1,082,327, a 10% increase.

     The provision for loan losses was $117,200 and $122,400 for 1996 and 1995, respectively. The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to be sufficient to cover inherent losses within Valley Ridge's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories of loans. The activity in the allowance for loan losses is included in Note 5 to the Consolidated Financial Statements.
Most of the loans charged off were consumer loans.

                                                    As of and for the years
                                                       ended December 31,
                                                    -----------------------
                                                       1996          1995
                                                       ----          ----
Provision for loan losses                          $  117,000    $  122,000
Net charge-offs                                        44,000        43,000
Allowance for loan losses at year end               1,182,000     1,109,000
Allowance for loan losses as a percentage of
   total loans as of year end                            1.40%         1.36%
Ratio of net charge-offs to average total loans
    outstanding during the year                        .00053        .00057

     The allowance for loan losses was 4.6 times impaired loans at December 31, 1996. Loan recoveries in 1996 were about 50% of the prior year's charge-offs. The allowance for loan losses was allocated in the amount deemed reasonably necessary to provide for possible losses within the following loan categories as of December 31:

                                         1 9 9 6                1 9 9 5
                                  --------------------  --------------------
        BALANCE AT END OF         ALLOCATED % OF TOTAL  ALLOCATED % OF TOTAL
       PERIOD ALLOCATED TO        ALLOWANCE   LOANS     ALLOWANCE    LOANS
       -------------------        --------- ----------  --------- ----------
    Commercial and agricultural    $   267     45.00%    $   292     44.00%
    Real estate - mortgage              67     42.00          65     45.00
    Consumer                           201     13.00         172     11.00
    Unallocated                        647                   581
                                    ------               -------
                                    $1,182    100.00%    $ 1,110    100.00%
                                    ======    ======     =======    ======

Impaired loan disclosures are included in Note 5 to the Consolidated Financial Statements. Loan performance is reviewed regularly by loan review personnel, loan officers and senior management. Loans are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well-secured and in the process of collection, or when reasonable doubt exists concerning collectibility of interest or principal. Any interest previously accrued but not collected is reversed and charged against current earnings.

     Noninterest income was $1,089,720 and $900,994 for 1996 and 1995, respectively. The increase was primarily a result of increased service charges on deposit accounts and increased investment center income during 1996 compared to 1995. The increase in noninterest income was more than offset by an increase in noninterest expense to $5,010,664 in 1996 compared to $4,489,379 in 1995. Noninterest expense was higher in 1996 when compared to 1995 largely because of merger costs.
Costs directly associated with the merger transaction were $223,000 in 1996 and $117,000 in 1995. These direct cost increases, mostly in legal and professional fees, plus costs indirectly associated with the merger resulted in most of the increase in noninterest expenses.
Salaries and benefits increased 10% in 1996 to $2,383,880 from $2,172,850 in 1995, occupancy costs increased 21% to $335,095 in 1996 and supplies were up 42% to $205,462 in 1996.

     As discussed in Note 13 to the Consolidated Financial Statements, the Corporation is negotiating to construct a new corporate office in Kent City. The cost of constructing and furnishing the new facility is estimated at $2.8 million. While construction of the new office will result in increased occupancy expense, management believes it will enable the Corporation to continue to grow and facilitate operating efficiencies.

     The support operations of the former Community Bank Corporation in Grant and Newaygo were consolidated with those of the Corporation in Kent City in December 1996. Grant and Newaygo offices are now operated as Valley Ridge Bank branches. In 1997 and thereafter, the Corporation expects to begin realizing cost savings through operational efficiencies from the merger and related consolidation of bank operations completed in 1996.

     The following are overall return percentages and the dividend pay-out ratio for the past two years:

                                                    1996      1995
                                                    ----      ----
          Return on assets                          1.06%     1.27%
          Return on equity                         10.35     13.07
          Dividend pay-out ratio                   30.81     24.52
          Equity to assets ratio                   10.39      9.79

Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge's future operating results or financial condition.

     FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES. Total assets increased by slightly more than 1%, or $1,307,039, to $115,646,936 at December 31, 1996 compared to $114,339,897 at December 31, 1995. Total liabilities increased by less than 1%, or $477,415, to $103,624,936 at December 31, 1996 compared to $103,147,413 at December 31, 1995. The increase in shareholders' equity is due to retention of earnings and sales of stock to the employee stock ownership plan, partially offset by a decline in the unrealized gain on securities available for sale.

     Total loans increased by 3.7%, or $3,008,867, from the balance at December 31, 1995 to $84,487,001 at December 31, 1996. Deposits decreased by $1,775,372, or 1.8%, to $84,535,547 at December 31, 1996.
The overall impact of these two changes increased the net loan to deposit ratio to 88.1% at December 31, 1996 compared to 83.4% at December 31, 1995. The allowance for loan losses increased by $73,055, causing the ratio of reserves to outstanding loans to increase from 1.36% at December 31, 1995 to 1.40% at December 31, 1996.

     Valley Ridge paid dividends totaling $374,528 in 1996, compared to $325,039 paid during 1995.

     Average shareholders' equity to total assets was 10.39% at December 31, 1996, compared to the 9.79% ratio at the end of 1995. The
Corporation's capital ratios exceeded the minimum levels prescribed by the Federal Reserve Board, as shown in Note 15 of the Consolidated Financial Statements.

     Total cash and cash equivalents and investment securities totaled $26,300,934 at December 31, 1996, or about 23% of total assets. The principal source of funding for Valley Ridge continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of Valley Ridge.

     Accrued expenses and other liabilities decreased by 66%, or $1,348,115 from 1995. This decrease was due to the purchase of $1.3 million in securities in December 1995 that was not settled until January 1996. There were no such transactions in December 1996.

     Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. Valley Ridge Bank has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Valley Ridge Bank did not participate in repurchase agreements during 1995.

     The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1996.

                                                MATURITY OR REPRICING FREQUENCY
                                                -------------------------------
                                  0-3 MONTHS     3-12 MONTHS       1-5 YEARS      OVER 5 YEARS
                                  ----------     -----------       ---------      ------------
INTEREST-EARNING ASSETS
Loans:
  Fixed                         $  3,965,267    $  11,024,820    $  40,497,588    $  3,807,622
  Variable                        24,287,990          903,714
Investment securities              1,230,391        3,294,927        2,070,468      12,188,781
Federal funds sold                 2,600,000
                                ------------
  Total                         $ 32,083,648    $  15,223,461    $  42,568,056    $ 15,996,403
                                ============    =============    =============    ============
INTEREST-BEARING LIABILITIES
Certificates of deposit         $  7,443,872    $  15,039,232    $  15,195,385    $    124,473
Savings accounts                  28,514,811
Money market accounts              3,289,979
Now accounts                      10,096,697
FHLB Loan                                           5,000,000        3,000,000
                                ------------    -------------    -------------
  Total                         $ 49,345,359    $  20,039,232    $  18,195,385    $    124,473
                                ============    =============    =============    ============
  Interest sensitivity gap      $(17,261,711)   $  (4,815,771)   $  24,372,671    $ 15,871,930
                                ============    =============    =============    ============
  Cumulative gap                                $ (22,077,482)   $   2,295,189    $ 18,167,119
                                                =============    =============    ============

     The above table is based on contractual terms. Savings accounts, money market accounts, and NOW accounts are subject to immediate withdrawal and are presented as repricing in the earliest period presented. Although demand and savings accounts, for which rates paid are not readjusted on a pre-established contract cycle and are subject to immediate withdrawal, are presented as repricing in the 0-3 month period, management believes that these types of accounts are not as sensitive to changes in interest rates in the short-term as this presentation would indicate. The Corporation is liability sensitive in periods out to twelve months; however, this is offset in the 1-5 year period with a positive cumulative gap of $2,295,189. The cumulative gap increases to $18,167,119 for all time periods. Management strives to maintain a positive cumulative gap for periods out to five years. The practice of underwriting loans with maturity dates of five years or less and with variable rates allows for a repricing of those assets over a relatively short period. Additionally, management does not aggressively price deposits, preferring to keep its base of core deposits at a level that supports its lending activities. The Corporation's asset/liability management committee meets semi-annually, or more often as needed, to review gap positions and determine management strategies for loan and deposit pricing, purchase and sale of securities, and other borrowing decisions.

     IMPACT OF INFLATION AND CHANGING PRICES. Most assets and liabilities of a financial institution are monetary in nature. This differs from most commercial and industrial companies that have significant investments in fixed assets or inventories. The effect of inflation on financial institutions is to a large extent indirect and the measure of such impact is largely subjective.

     Noninterest expenses tend to rise during periods of general inflation. Inflation levels are to some degree reflected in interest rates. Changes in interest rates, which are to some extent attributable to changes in inflation rates or uncertainty concerning changes in inflation rates, do affect the earnings of the Corporation. The Corporation seeks to protect net interest income from the adverse effects of interest rate fluctuations through its asset/liability management program.

     The Corporation's management believes that increases in financial institution assets and deposits result in part from monetary inflation. As assets increase, the financial institution must increase equity capital proportionately to maintain appropriate relationships between assets and equity.

     IMPACT OF ACCOUNTING STANDARDS EFFECTIVE IN FUTURE PERIODS. Statement of Financial Accounting Standard No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES ("SFAS 125"), was issued by the Financial Accounting Standards Board in 1996.
It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The effect of SFAS 125 on the Consolidated Financial Statements has not yet been determined.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE ("SFAS 128"), which revises the accounting requirements for calculating earnings per share. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. Since the Corporation has had no dilution from stock options or other common stock equivalents, SFAS 128 will not significantly affect future amounts reported by the Corporation for basic earnings per share.

ITEM 7.  FINANCIAL STATEMENTS.

                        VALLEY RIDGE FINANCIAL CORP.
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1996 and 1995
--------------------------------------------------------------------------------
                                                         1996           1995
                                                         ----           ----
ASSETS
 Cash and due from banks                             $  4,916,367   $  6,983,451
 Federal funds sold                                     2,600,000      3,100,000
                                                     ------------   ------------
     Total cash and cash equivalents                    7,516,367     10,083,451

 Securities available for sale                         18,784,567     18,236,175
 Other securities - Federal Reserve stock and
   Federal Home Loan Bank stock                         1,128,346        710,946

 Total loans                                           84,487,001     81,478,134
 Allowance for loan losses                             (1,182,154)    (1,109,099)
                                                     ------------   ------------
                                                       83,304,847     80,369,035

 Accrued interest receivable                              928,754        989,336
 Premises and equipment - net                           2,249,164      2,338,534
 Other assets                                           1,734,891      1,612,420
                                                     ------------   ------------
     Total assets                                    $115,646,936   $114,339,897
                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits
   Noninterest-bearing                               $ 14,889,481   $ 14,524,286
   Interest-bearing                                    79,646,066     81,786,633
                                                     ------------   ------------
     Total                                             94,535,547     96,310,919
 Securities sold under agreement to repurchase            400,902
 Other borrowings                                       8,000,000      4,800,000
 Accrued expenses and other liabilities                   688,119      2,036,234
                                                     ------------   ------------
   Total liabilities                                  103,624,568    103,147,153

Shareholders' equity
 Common stock, $10 par value: 1,000,000 shares
   authorized and 496,089 shares outstanding in
   1996; 500,000 shares authorized and 494,589
   shares outstanding in 1995                           4,960,890      4,945,890
 Surplus                                                1,396,736      1,375,061

 Retained earnings                                      5,196,705      4,358,989
 Net unrealized gain on securities available for
   sale, net of tax of ($241,110) in 1996 and
   ($264,172) in 1995                                     468,037        512,804
                                                     ------------   ------------
   Total shareholders' equity                          12,022,368     11,192,744
                                                     ------------   ------------
     Total liabilities and shareholders' equity      $115,646,936   $114,339,897
                                                     ============   ============

     See accompanying notes to Consolidated Financial Statements.

                       VALLEY RIDGE FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                          Years ended December 31
                                                               1996          1995          1994
                                                               ----          ----          ----
Interest income
 Loans, including fees                                     $ 7,804,843   $ 7,600,074    $ 6,493,779
 Federal funds sold                                            208,483       169,884        124,057
 Securities
    Taxable                                                    409,635       526,678        636,879
    Nontaxable                                                 718,546       566,380        451,027
                                                           -----------   -----------    -----------
      Total interest income                                  9,141,507     8,863,016      7,705,742

Interest expense
 Deposits                                                    3,161,482     3,236,834      2,549,277
 Other                                                         361,914       159,090          1,800
                                                           -----------   -----------    -----------
    Total interest expense                                   3,523,396     3,395,924      2,551,077
                                                           -----------   -----------    -----------

NET INTEREST INCOME                                          5,618,111     5,467,092      5,154,665

Provision for loan losses                                      117,200       122,400         85,000
                                                           -----------   -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          5,500,911     5,344,692      5,069,665

Noninterest income
 Service charges                                               861,687       753,122        695,906
 Net realized gain on sale of securities                        11,008         9,611         16,542
 Net realized gain on sale of loans                             31,280         8,931         14,853
 Other income                                                  185,745       129,330         98,478
                                                           -----------   -----------    -----------
    Total noninterest income                                 1,089,720       900,994        825,779

Noninterest expense
 Salaries and benefits                                       2,383,880     2,172,850      2,015,391
 Occupancy                                                     335,095       276,788        299,603
 Furniture and fixtures                                        302,912       311,595        303,127
 Legal and professional fees                                   393,024       149,708        147,321
 FDIC insurance premium                                          4,000       104,706        204,982
 Data processing                                               191,008       185,880        192,234
 Supplies                                                      205,462       144,769        123,875
 Other expense                                               1,195,283     1,143,083      1,077,453
                                                           -----------   -----------    -----------


    Total noninterest expenses                               5,010,664     4,489,379      4,363,986
                                                           -----------   -----------    -----------

INCOME BEFORE FEDERAL INCOME TAX                             1,579,967     1,756,307      1,531,458

Federal income tax expense                                     366,292       423,110        375,307
                                                           -----------   -----------    -----------

NET INCOME                                                 $ 1,213,675   $ 1,333,197    $ 1,156,151
                                                           ===========   ===========    ===========
Net income per share                                       $      2.45   $      2.70    $      2.34
                                                           ===========   ===========    ===========
Average shares outstanding                                     495,431       494,521        493,293
                                                           ===========   ===========    ===========

     See accompanying notes to Consolidated Financial Statements.

                               VALLEY RIDGE FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    Years ended December 31
                                                                                                 NET UNREALIZED
                                                                                                  GAIN (LOSS)
                                                                                                 ON SECURITIES     TOTAL
                                                        COMMON                     RETAINED        AVAILABLE    SHAREHOLDERS'
                                                         STOCK        SURPLUS      EARNINGS        FOR SALE        EQUITY
BALANCE, JANUARY 1, 1994                              $ 2,699,720   $ 1,336,187   $ 4,744,456     $   395,613   $ 9,175,976

Net income for 1994                                                                 1,156,151                     1,156,151
Stock split (5 for 4)                                     370,400                    (376,104)                       (5,704)
Stock split (2 for 1)                                   1,859,310                  (1,859,310)
Sale of stock to ESOP (1,542 shares)                        6,460        23,184                                      29,644
Cash dividend ($.76 per share)                                                       (309,362)                     (309,362)
Net change in unrealized gain (loss) on securities
  available for sale, net of tax of $215,734                                                         (418,777)     (418,777)
                                                      -----------   -----------   -----------     -----------   -----------

BALANCE, DECEMBER 31, 1994                              4,935,890     1,359,371     3,355,831         (23,164)    9,627,928

Net income for 1995                                                                 1,333,197                     1,333,197
Sale of stock to ESOP (1,000 shares)                       10,000        15,690        (5,000)                       20,690
Cash dividend ($.80 per share)                                                       (325,039)                     (325,039)
Net change in unrealized gain (loss) on securities
  available for sale, net of tax of ($276,105)                                                        535,968       535,968
                                                      -----------   -----------   -----------     -----------   -----------

BALANCE, DECEMBER 31, 1995                            $ 4,945,890   $ 1,375,061   $ 4,358,989     $   512,804   $11,192,744

Net income for 1996                                                                 1,213,675                     1,213,675
Sale of stock to ESOP (1,500 shares)                       15,000        21,675                                      36,675
Cash dividend ($.80 per share)                                                       (374,528)                     (374,528)
Purchase of fractional shares                                                          (1,431)                       (1,431)
Net change in unrealized gain (loss) on securities
  available for sale, net of tax of $23,062                                                           (44,767)      (44,767)
                                                      -----------   -----------   -----------     -----------   -----------

BALANCE, DECEMBER 31, 1996                            $ 4,960,890   $ 1,396,736   $ 5,196,705     $   468,037   $12,022,368
                                                      ===========   ===========   ===========     ===========   ===========

      See accompanying notes to Consolidated Financial Statements.

                      VALLEY RIDGE FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Years ended December 31
                                                          1996          1995          1994
                                                          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                           $ 1,213,675   $ 1,333,197   $ 1,156,151
 Adjustments to reconcile net income
   to net cash from operating activities
   Depreciation and amortization                          231,798       244,576       290,972
   Amortization of the premiums and
     discounts on securities, net                          94,979       112,300       153,423
   Provision for loan losses                              117,200       122,400        85,000
   Gain on sale of securities                             (11,008)       (9,611)      (16,542)
   Gain on sale of loans                                  (31,280)       (8,931)      (14,853)
   Loans originated for sale                           (2,794,525)   (1,114,749)   (1,317,847)
   Proceeds from loans sold                             2,825,805     1,123,680     1,332,700
   Deferred federal income taxes                          (73,927)      (62,105)       (7,488)
   Net change in:
      Accrued interest receivable and
        other assets                                      (72,828)       99,803    (1,185,917)
      Accrued expenses and other liabilities           (1,274,188)    1,103,296        18,500
                                                      -----------   -----------   -----------
        Net cash from operating activities                225,701     2,943,856       494,099

CASH FLOWS FROM INVESTING ACTIVITIES
 Net change in loans                                   (3,053,012)   (5,535,275)   (6,223,101)
 Proceeds from:
   Sale of securities available for sale                4,516,521     6,182,899     2,027,730
   Repayments and maturities of securities
     available for sale                                 4,539,552       135,022     3,754,322
   Repayments and maturities of securities
     held to maturity                                                 2,053,546     1,492,780
 Purchase of:
   Securities available for sale                       (9,756,265)   (9,208,090)   (3,862,419)
   Securities held to maturity                                         (800,000)     (687,300)
   Federal Reserve stock                                                (24,000)
   FHLB stock                                            (417,400)     (263,600)      (16,700)
   Premises and equipment, net                           (108,427)     (166,108)     (276,399)
                                                      -----------   -----------   -----------
      Net cash from investing activities               (4,279,031)   (7,625,606)   (3,791,087)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                   $    36,675   $    20,690   $    29,644
 Payments for fractional shares                            (1,431)                     (5,704)
 Net increase (decrease) in short-term
   borrowings                                             400,902      (100,000)      100,000

 Net increase (decrease) in deposits                   (1,775,372)    5,430,193       119,315
 Advances from Federal Home Loan Bank                   4,000,000     4,800,000     2,000,000
 Payments on Federal Home Loan
   Bank advances                                         (800,000)   (2,009,000)      (20,000)
 Dividends paid                                          (374,528)     (325,039)     (309,362)
 Net change in other long-term debt                                                   (12,000)
                                                      -----------   -----------   -----------
   Net cash from financing activities                   1,486,246     7,816,844     1,901,893
                                                      -----------   -----------   -----------
Net change in cash and cash equivalents                (2,567,084)    3,135,094    (1,395,095)

Cash and cash equivalents at beginning of year         10,083,451     6,948,357     8,343,452
                                                      -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $ 7,516,367   $10,083,451   $ 6,948,357
                                                      ===========   ===========   ===========
Supplemental disclosures of cash flow information
 Cash paid during the year for
   Interest                                           $ 3,523,774   $ 3,361,552   $ 2,529,255
   Income taxes                                           597,274       473,348       272,572

Upon the adoption of SFAS No. 115 at January 1, 1994, the
     Corporation transferred $12,296,926 from investment securities held for sale to securities available for sale.

Pursuant to the FASB implementation guide for SFAS No. 115, the Corporation transferred securities held to maturity with a fair value of $5,167,147 to securities available for sale in December 1995.

     See accompanying notes to consolidated financial statements.

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Valley Ridge Financial Corporation and its wholly-owned subsidiary, Valley Ridge Bank, after elimination of significant intercompany transactions and accounts. As more fully described in Note 2, the Corporation's consolidated financial statements have been restated to include the results of Community Bank Corporation for all periods presented.

NATURE OF OPERATIONS: Valley Ridge Financial Corp. ("Corporation") is a regional, community-based financial institution, that owns all of the outstanding stock of Valley Ridge Bank ("Bank"). The Bank's loan and deposit accounts are primarily with customers located in Western Michigan, within the counties of Kent, Ottawa, Muskegon and Newaygo.

USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and the status of contingencies are particularly subject to change.

CASH FLOW REPORTING: Cash and cash equivalents are defined as cash and due from banks and federal funds sold, as well as investments with original maturities under 90 days. Net cash flows are reported for customer loan and deposit transactions and interest-earning deposits with other banks.

SECURITIES: Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of shareholders' equity, until realized. Securities held to maturity are investment securities for which the Corporation has the positive intent and ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.


                                 (Continued)
                                      -24-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premiums and discounts on securities are recognized in interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities available for sale are determined based upon amortized cost of the specific security sold.

LOANS HELD FOR SALE: Loans held for sale are reported at the lower of cost or market value in the aggregate.

LOANS: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, the allowance for loan losses, and charge-offs. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the respective assets. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. These assets are reviewed for impairment under SFAS No. 121 when events indicate the carrying amount may not be recoverable.
                                 (Continued)
                                      -25-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

OTHER REAL ESTATE: Real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in net loss on other real estate.
The Corporation did not hold other real estate at December 31, 1996 or 1995.

SERVICING RIGHTS: Prior to adopting SFAS No. 122 at the start of 1996, servicing right assets were not recorded for rights to service originated mortgage loans sold. Subsequent to adopting this standard, servicing rights represent the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment of this asset is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. Adoption of SFAS No. 122 was not material to the 1996 consolidated financial statements.

GOODWILL AND IDENTIFIED INTANGIBLES: Goodwill is the excess of purchase price over the fair value of identified net assets acquired in purchase business combinations. Goodwill is expensed on the straight-line method over no more than 15 years. Identified intangibles represent the value of depositor relationships purchased and are being amortized using a straight-line method over the estimated life of the deposits of 8 years. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary. Business combinations accounted for as pooling-of-interests do not result in any intangible assets.

EMPLOYEE BENEFITS: The Corporation maintains profit sharing and 401(k) plans for substantially all employees. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. The 401(k) plan allows employee contributions up to 12% of employee compensation. Up to 6% of the contributions are matched at 50% by the Corporation. The Corporation also maintains an Employee Stock Ownership Plan (ESOP) covering substantially all full-time employees after one year of service, which invests primarily in stock of Valley Ridge Financial Corp. (see also Note 10).
                                 (Continued)
                                      -26-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance-sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

NET INCOME PER SHARE: Net income per share of common stock is based on weighted-average outstanding shares during the year, adjusted for stock splits. Prior period amounts have been restated to reflect the impact of additional shares issued as part of the 1996 merger (see
Note 2).

RECLASSIFICATIONS: Some items in prior financial statements have been reclassified to conform with the current presentation (also see Note
17).


NOTE 2 - MERGER

In September of 1995, the Corporation announced that it had signed a definitive agreement to merge with Community Bank Corporation, parent company of The Grant State Bank. The shareholders of both the Corporation and Community Bank Corporation voted to approve the transaction on June 25, 1996. Valley Ridge Financial Corp. issued 121,727 shares of common stock in exchange for all of the outstanding shares of Community Bank Corporation common stock. The transaction was consummated on July 1, 1996, structured as a tax-free exchange and accounted for under the pooling-of-interests method of accounting. Accordingly, the

                                 (Continued)
                                      -27-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 2 - MERGER (Continued)
Corporation's consolidated financial statements have been restated to include the results of Community Bank Corporation for all periods presented. Costs incurred to effect the combination have been expensed as incurred and were $223,000 in 1996 and $117,000 in 1995.

The combined and separate results of Valley Ridge Financial Corp. and Community Bank Corporation during the periods preceding the merger were as follows:

                                              VALLEY RIDGE      COMMUNITY
                                             FINANCIAL CORP.    BANK CORP.       COMBINED
                                             --------------     ---------        --------
SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED):
         Net interest income                  $  1,272,417    $    749,179    $   2,021,596
         Net income                                457,441         157,157          614,598

         Total assets                           86,516,759      25,642,939      112,159,698
         Securities                             15,281,840       1,723,765       17,005,605
         Loans, net                             60,010,891      19,131,787       79,142,678
         Deposits                               71,754,827      23,033,698       94,788,525
         Shareholders' equity                    8,886,933       2,404,005       11,290,938

YEAR ENDED DECEMBER 31, 1995:
         Net interest income                  $  3,928,825    $  1,538,267     $  5,467,092
         Net income                                969,525         363,672        1,333,197

         Total assets                           85,595,716      28,744,181      114,339,897
         Securities                             15,924,540       3,022,581       18,947,121
         Loans, net                             61,412,259      18,956,776       80,369,035
         Deposits                               70,941,762      25,369,157       96,310,919
         Shareholders' equity                    8,914,788       2,277,956       11,192,744

YEAR ENDED DECEMBER 31, 1994:
         Net interest income                  $  3,765,599     $ 1,389,066     $  5,154,665
         Net income                                875,920         280,231        1,156,151

         Total assets                           79,160,401      24,175,482      103,335,883
         Securities                             12,786,999       3,561,912       16,348,911
         Loans, net                             57,546,944      17,409,216       74,956,160
         Deposits                               68,969,244      21,911,482       90,880,726
         Shareholders' equity                    7,693,892       1,934,072        9,627,964

                                 (Continued)
                                      -28-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 2 - MERGER (Continued)
In December 1996, The Grant State Bank was consolidated with and into Kent City State Bank, which changed its name to Valley Ridge Bank.

NOTE 3 - CASH AND DUE FROM BANKS

Minimum cash balances, which are based on the deposit levels of the Bank, are required to be maintained by the Federal Reserve as legal reserve requirements. Cash balances restricted from usage due to these requirements were approximately $320,000 and $337,000 at December 31, 1996 and 1995, respectively.

NOTE 4 - SECURITIES

The amortized cost and fair values of securities at December 31 were as follows:

AVAILABLE FOR SALE
                                                         GROSS       GROSS
                                                       AMORTIZED   UNREALIZED    UNREALIZED         FAIR
                                                         COST        GAINS         LOSSES          VALUES
                                                         ----       ----           ------          ------
1996
 U.S. Treasury securities and obligations of
   U.S. Government corporations and agencies        $    500,553   $      72                    $    500,625
 Obligations of states and political subdivisions     14,492,219     693,876    $   (32,192)      15,153,903
                                                    ------------   ---------    -----------     ------------
                                                      14,992,772     693,948        (32,192)      15,654,528
 Mortgage-backed securities                            3,084,101      45,938                       3,130,039
                                                    ------------   ---------    -----------     ------------
                                                    $ 18,076,873   $ 739,886    $   (32,192)    $ 18,784,567
                                                    ============   =========    ===========     ============
1995
 U.S. Treasury securities and obligations of
   U.S. Government corporations and agencies        $  2,515,321   $  11,998                    $  2,527,319
 Obligations of states and political subdivisions     11,289,255     699,249    $     (118)       11,988,386
                                                    ------------   ---------    -----------     ------------
                                                      13,804,576     711,247          (118)       14,515,705
 Mortgage-backed securities                            3,654,623      70,368        (4,521)        3,720,470
                                                    ------------   ---------    -----------     ------------
                                                    $ 17,459,199   $ 781,615    $   (4,639)     $ 18,236,175
                                                    ============   =========    ===========     ============

                                 (Continued)
                                      -29-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 4 - SECURITIES (Continued)

OTHER SECURITIES
                                              COST AND
                                             FAIR VALUE
                                             ----------
       1996
          Federal Reserve stock            $    168,750
          Federal Home Loan Bank stock          954,600
          Farmer Mac stock                        4,996
                                           ------------
                                           $  1,128,346
                                           ============
       1995
          Federal Reserve stock            $    168,750
          Federal Home Loan Bank stock          537,200
          Farmer Mac stock                        4,996
                                           ------------
                                           $    710,946
                                           ============

The amortized cost and fair values of debt investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            AMORTIZED         FAIR
                                              COST           VALUES
                                              ----           ------
Due in one year or less                   $  1,933,602    $  1,945,941
Due after one year through five years        1,347,856       1,430,588
Due after five years through ten years       2,852,910       3,091,025
Due after ten years                          8,858,404       9,186,974
                                          ------------    ------------
                                            14,992,772      15,654,528
Mortgage-backed securities                   3,084,101       3,130,039
                                          ------------    ------------
                                          $ 18,076,873    $ 18,784,567
                                          ============    ============

                           (Continued)

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 4 - SECURITIES (Continued)

Because of their variable payments, mortgage-backed securities are not reported by a specific maturity grouping.

Proceeds from sales of securities during 1996, 1995 and 1994 were $4,516,521, $6,182,899 and $2,027,730. Gross gains were realized on those sales of $27,748, $39,295 and $39,797 for 1996, 1995 and 1994.
Gross losses on those sales were $16,740, $29,684 and $23,255 for 1996, 1995 and 1994.

Securities with a par value of approximately $1,526,000 and $300,000 were pledged to secure public deposits and for various other purposes as required or permitted by law at December 31, 1996 and 1995.
Securities with a par value of $2,000,000 were pledged to secure short-term borrowings at December 31, 1995.

Pursuant to the FASB Special Report, A GUIDE TO IMPLEMENTATION OF STATEMENT NO. 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the entire portfolio of held to maturity securities, with a carrying value of $5,046,621, fair value of $5,167,147 and unrealized gain of $120,526, was transferred to the available for sale classification in December 1995. Management believes classification of all securities as available for sale will provide the Bank greater flexibility in managing the Bank's assets and liabilities.

NOTE 5 - LOANS

Major loan classifications as of December 31 are as follows:

                                         1996                 1995
                                         ----                 ----
Commercial                         $  30,295,008        $   29,593,883
Residential real estate               35,634,383            36,510,926
Consumer                              11,032,450             9,242,008
Agricultural                           7,525,160             6,131,317
                                   -------------        --------------
                                      84,487,001            81,478,134
Allowance for loan losses             (1,182,154)           (1,109,099)
                                   -------------        --------------
                                   $  83,304,847        $   80,369,035
                                   =============        ==============

                                     (Continued)

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 5 - LOANS (Continued)

Loans held for sale at year-end 1996 and 1995 were included in residential real estate loans and were not material. Loans serviced for others were $10,351,000 and $8,642,000 at year-end 1996 and 1995.

An analysis of changes in the allowance for loan losses for the years ended December 31, 1996 and 1995 follows:

                                                1996          1995
                                                ----          ----
Balance at beginning of year                $ 1,109,099   $ 1,029,210
   Provision charged to operating expense       117,200       122,400
   Recoveries on loans previously
      charged to the allowance                   56,025        72,705
   Loans charged off                           (100,170)     (115,216)
                                            -----------   -----------
Balance at end of year                      $ 1,182,154   $ 1,109,099
                                            ===========   ===========

Impaired loans were as follows:

                                                1996           1995
                                                ----           ----
Year-end loans with no allowance for loan
   losses allocated                          $  256,104   $   5,536
Year-end loans with allowance for loan
   losses allocated                               3,474
Amount of the allowance allocated                 1,500

Average of impaired loans during the year       119,578      16,142
Interest income recognized during impairment     11,541       1,365
Cash basis interest income recognized             5,272       3,779

The Corporation did not have any foreclosed real estate at year-end
1996 or 1995.



                                 (Continued)

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 6 - PREMISES AND EQUIPMENT - NET

Premises and equipment consisted of the following at December 31:

                                             ACCUMULATED       CARRYING
                                  COST       DEPRECIATION        VALUE
                                  ----       ------------      -------
1996
  Land                        $    305,422                   $    305,422
  Building and improvements      2,283,787   $   (866,479)      1,417,308
  Furniture and equipment        2,432,757     (1,906,323)        526,434
                              ------------   ------------    ------------
                              $  5,021,966   $ (2,772,802)   $  2,249,164
                              ============   ============    ============
1995
  Land                        $    305,422                   $    305,422
  Building and improvements      2,281,224   $   (802,370)      1,478,854
  Furniture and equipment        2,332,657     (1,778,399)        554,258
                              ------------   ------------    ------------
                              $  4,919,303   $ (2,580,769)   $  2,338,534
                              ============   ============    ============

NOTE 7 - DEPOSITS

Deposits at December 31 are summarized as follows:

                                                    1996            1995
                                                    ----            ----
Noninterest-bearing demand deposit accounts     $ 14,889,481    $ 14,524,286
Money market accounts                             16,083,109      14,405,525
NOW and Super NOW accounts                        10,096,697      13,645,466
Savings accounts                                  15,663,298      16,424,532
Certificates of deposit                           37,802,962      37,311,110
                                                ------------    ------------
                                                $ 94,535,547    $ 96,310,919
                                                ============    ============



                                (Continued)

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 7 - DEPOSITS (Continued)

At year-end 1996, stated maturities of time deposits were:

            1997                         $ 22,483,104
            1998                           11,583,040
            1999                            2,174,227
            2000                              719,059
            2001                              719,059
            Thereafter                        124,473
                                         ------------
                                         $ 37,802,962
                                         ============

Time deposit accounts individually exceeding $100,000 totaled approximately $4,387,000 and $5,390,000 at year-end 1996 and 1995.

NOTE 8 - BORROWINGS

At December 31, 1996, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

       TYPE        INTEREST RATE   MATURITY DATE        AMOUNT
       ----        -------------   -------------        ------
     Fixed             5.730%    July 21, 1997       $  2,000,000
     Adjustable        5.567     October 8, 1997        3,000,000
     Fixed             5.260     February 1, 1999       1,000,000
     Fixed             5.230     February 1, 1999       2,000,000
                                                     ------------
                                                     $  8,000,000
                                                     ============

Each advance requires monthly interest payments at either fixed or adjustable rates. The variable rate is based on the "FHLB" overnight rate and adjusts quarterly. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding. The adjustable rate note has no prepayment penalties while the fixed rate notes carry a minimum prepayment penalty of $5,000.

                                 (Continued)

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 9 - FEDERAL INCOME TAXES

The provision for income taxes consists of:

                             1996           1995           1994
                             ----           ----           ----
Current expense         $   440,219    $   485,215     $   382,795
Deferred benefit            (73,927)       (62,105)         (7,488)
                        -----------    -----------     -----------
                        $   366,292    $   423,110     $   375,307
                        ===========    ===========     ===========

Year-end deferred tax asset and liabilities consist of:

                                                  1996         1995
                                                  ----         ----
Deferred tax assets
  Allowance for loan losses                    $  256,601   $  225,186
  Deferred loan fees                               32,894       24,700
  Deferred compensation                            85,168       49,743
  Core deposit amortization                        29,270       24,513
  Other                                            25,639       18,616
                                               ----------   ----------
                                                  429,572      342,758
Deferred tax liabilities
  Fixed assets                                   (154,760)    (151,576)
  Net unrealized appreciation on securities
    available for sale                           (241,110)    (264,172)
  Accrual to cash                                 (71,330)     (64,200)
  Other                                            (7,442)      (4,869)
                                               ----------   ----------
                                                 (474,642)    (484,817)
                                               ----------   ----------
Net deferred tax liability                     $  (45,070)  $ (142,059)
                                               ==========   ==========

No valuation allowance has been recorded against the deferred tax assets.

                                 (Continued)

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The effective tax rate differs from the statutory federal income tax rate as follows:

                                           1996        1995          1994
                                           ----        ----          ----
Statutory rates                       $   537,189   $  597,144  $   520,696
Increase (decrease) from
  Tax-exempt interest                    (273,857)    (221,212)    (169,313)
  Nondeductible interest expense           29,156       23,791       14,642
  Expense (income) related to
    officers' life insurance              (11,860)     (13,910)       1,223
  Nondeductible acquisition costs          64,430       27,006
  Others, net                              21,234       10,291        8,059
                                      -----------   ----------  -----------
    Income tax expense                $   366,292   $  423,110  $   375,307
                                      ===========   ==========  ===========

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Corporation maintains profit sharing and 401(k) plans for substantially all employees. Under the plans, employees may make voluntary contributions based on a percentage of covered compensation. The plans also allow the Corporation, at the discretion of the Board of Directors, to provide an annual contribution. The Corporation's cash contributions to the profit sharing plan were $125,000, $83,700 and $83,680 in 1996, 1995 and 1994. Additionally, the Corporation made matching contributions to the 401(k) plan of $28,600, $26,900 and $25,300 in 1996, 1995 and 1994.

The Corporation also maintains an Employee Stock Ownership Plan
(ESOP), covering substantially all full-time employees after one year of service, which invests primarily in stock of Valley Ridge Financial Corp. In accordance with the terms of the ESOP, the Corporation may make discretionary contributions to the plan. The amount of the annual contribution to the ESOP is determined by the Board of Directors. The Corporation made ESOP contributions totaling $20,000 in 1996 and $30,000 during 1995 and 1994. At December 31, 1996, the plan had no indebtedness and held 13,490 shares of stock, allocated to employees and voted by trustees of the plan. Upon distribution of shares to a participant, the

                                 (Continued)
                                      -36-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 10 - EMPLOYEE BENEFIT PLANS (Continued)

participant has the right to require the Corporation to purchase shares at their fair value in accordance with the terms and conditions of the plan. The fair value of the shares allocated as of December 31, 1996, was $354,787. The change in value of ESOP share securities was an increase of $97,002 in 1996, $20,134 in 1995 and $55,321 in 1994.

Community Bank Corporation sponsored a noncontributory defined benefit pension plan covering substantially all of its employees. On
December 31, 1996, the plan was curtailed such that no benefits for future service will be accrued. The plan benefits were based on years of service, age of employee and the employee's compensation during the last ten years of employment. Plan assets are invested in certificates of deposit and other interest-bearing securities at December 31, 1996 and 1995.

Pension expense (income) was ($24,077), $10,541 and $53,025 in 1996,
1995 and 1994.

The components of net pension expense (income) are as follows:

                                                  1996      1995     1994
                                                  ----      ----     ----
Service cost - benefits earned during the
  period                                       $ 16,904  $ 13,541  $ 32,207
Interest cost on the projected benefit
  obligation                                     23,664    16,726    32,391
Return on plan assets                           (34,181)  (46,990)    7,394
Net amortization and deferral                    13,126    27,264   (18,967)
Net effect of plan curtailment                  (43,590)
                                               --------   -------  --------
                                               $(24,077) $ 10,541  $ 53,025
                                               ========  ========  ========








                              (Continued)
                                      -37-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 10 - EMPLOYEE BENEFIT PLANS (Continued)

The funded status of the plan and amounts recognized in the consolidated balance sheet are as follows:

                                                        1996<F*>     1995
                                                        ----         ----
Actuarial present value of projected benefit
  obligation
  Accumulated benefit obligation
    Vested                                            $(147,309)  $(174,467)
    Nonvested                                            (1,651)     (2,548)
                                                      ---------   ---------
                                                       (148,960)   (177,015)
  Provision for future salary increases                             (66,290)
                                                      ---------   ---------
    Projected benefit obligation                       (148,960)   (243,305)
Plan assets at fair value                               211,503     280,095
                                                      ---------   ---------
  Excess of plan assets over projected
    benefit obligation                                   62,543      36,790
Unrecognized net gain                                   (12,887)    (53,541)
Unrecognized net transition asset                       (11,107)    (18,170)
Unrecognized prior service cost                                      10,586
                                                      ---------   ---------
    Prepaid (accrued) pension expense                 $  38,549   $ (24,335)
                                                      =========   =========

<F*> After adjustments for curtailment.

Major assumptions used:
       Discount rate                                           7.50%
       Rate of increase in compensation levels (1995 only)     4.00
       Expected long-term rate of return on plan assets        8.00



                                 (Continued)
                                      -38-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 11 - DIRECTOR DEFERRED COMPENSATION PLAN

The Corporation instituted a Director Deferred Compensation Plan in 1994, whereby directors may periodically defer a portion of current compensation. The Corporation has committed to pay to the directors, or the directors' designated beneficiaries or survivors, the total amount of deferred compensation plus accumulated interest at or following retirement. The interest is added to the accumulated deferred compensation liability at a periodic compound rate. The agreement also addresses termination, disability or death prior to retirement. The Corporation purchased single premium universal life insurance policies in connection with the establishment of the plan. The cash surrender value of these policies as of December 31, 1996 and 1995 was $1,347,969 and $1,228,386 which was included in other assets. The compensation expense was $160,400 and $94,400 for 1996 and 1995. The portion of the compensation expense deferred for 1996 and 1995 was $109,800 and $84,600. The accrued deferred compensation liability was $251,564 and $147,373 as of December 31, 1996 and 1995.

NOTE 12 - RELATED PARTIES

Certain directors and executive officers of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers of the Corporation. At December 31, 1996 and 1995, the Corporation had approximately $1,047,000 and $1,300,000, respectively, in outstanding loans to directors and executive officers. New loans and repayments were $800,000 and $1,053,000, respectively, during 1996.

Related party deposits totaled approximately $1,276,000 and $2,176,000 at year-end 1996 and 1995.

NOTE 13 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include

                                 (Continued)

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 13 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES (Continued)

commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. The same credit policies are used for commitments and conditional obligations as are used for loans although, collateral or other security is normally not required to support financial instruments with credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, total commitments does not necessarily represent future cash requirements. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at year-end follows:

                                               1996             1995
                                               ----             ----
Commitments to make loans                 $  6,437,396     $  2,819,967
Commercial unused lines of credit            9,746,000        5,939,000
Consumer unused lines of credit              1,578,565        1,631,272
Standby letters of credit                       50,000           40,000

Commitments to make loans and unused lines of credit at fixed rates were $7,145,812 and $1,526,000 at rates from 8.25% to 18.0% at
December 31, 1996 and 1995. These commitments generally have termination dates of one year or less and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

The Corporation conducts substantially all of its business operations in Western Michigan.
                                 (Continued)

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 13 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES (Continued)

The Corporation is in negotiations to construct a new corporate office in Kent City. The cost of constructing and furnishing the new facility is estimated to be approximately $2.8 million.

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. The fair value of debt is based on currently available rates for similar financing. The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

The estimated year-end fair values of financial instruments were:

                                                       1 9 9 6                   1 9 9 5
                                                       -------                   -------
                                               CARRYING       FAIR       CARRYING       FAIR
                                                AMOUNT        VALUE       AMOUNT        VALUE
                                                ------        -----       ------        -----
                                                   (000's omitted)           (000's omitted)
       Financial assets
         Cash and short term investments      $   7,516     $  7,516    $  10,083     $  10,083
         Securities available for sale           18,785       18,785       18,236        18,236
         Other securities                         1,128        1,128          711           711
         Loans - net                             83,305       83,741       80,369        80,426
         Accrued interest receivable                929          929          989           989



                                (Continued)
                                      -41-

       Financial liabilities
         Deposit liabilities                     94,536       94,931       96,311        96,793
         Accrued interest payable                   211          211          213           213
         Short-term borrowings                      401          401
         Other borrowings                         8,000        7,601        4,800         4,802

NOTE 15 - REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                       CAPITAL TO RISK-
                                       WEIGHTED ASSETS
                                       ---------------
                                                           TIER 1 CAPITAL
                                        TOTAL    TIER 1   TO AVERAGE ASSETS
                                        -----    ------   -----------------
      Well capitalized                   10%        6%            5%
      Adequately capitalized              8         4             4
      Undercapitalized                    6         3             3








                                 (Continued)
                                      -42-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 15 - REGULATORY MATTERS (Continued)

At year end, consolidated actual capital levels (in millions) and minimum required levels for the Bank were:

                                                                                               MINIMUM REQUIRED
                                                                                                  TO BE WELL
                                                                       MINIMUM REQUIRED       CAPITALIZED UNDER
                                                                          FOR CAPITAL          PROMPT CORRECTIVE
                                                 ACTUAL                ADEQUACY PURPOSES      ACTION REGULATIONS
                                                 ------                -----------------      ------------------
                                             AMOUNT     RATIO         AMOUNT       RATIO       AMOUNT       RATIO
                                             ------     -----         ------       -----       ------       -----
1996
 Total capital (to risk weighted assets)    $ 12.3      15.4%         $   6.4      8.0%       $   8.0       10.0%
 Tier 1 capital (to risk weighted assets)     11.3      14.1              3.2      4.0            4.8        6.0
 Tier 1 capital (to average assets)           11.3      11.8              3.8      4.0            4.8        5.0

1995
 Total capital (to risk weighted assets)    $ 11.1      15.8%         $   5.6      8.0%      $    7.0       10.0%
 Tier 1 capital (to risk weighted assets)     10.4      14.8              2.8      4.0            4.2        6.0
 Tier 1 capital (to average assets)           10.4       9.6              4.4      4.0            5.5        5.0

The Bank was categorized as well capitalized at year end 1996 and 1995.

NOTE 16 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY
  ONLY) CONDENSED FINANCIAL STATEMENTS

The Corporation's primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1996, $2,720,700 of retained earnings were available for dividend declaration without prior regulatory approval.

Dividends paid to the Corporation by its banking subsidiaries amounted to $581,145 in 1996, $454,948 in 1995 and $347,975 in 1994.

Following are condensed parent company only financial statements.


                                   (Continued)
                                        -43-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

                       CONDENSED BALANCE SHEETS
                                                        December 31,
                                                  1996              1995
                                                  ----              ----
ASSETS
  Cash                                      $      58,383       $     96,134
  Investment in subsidiary                     11,813,749         10,974,025
  Other assets                                    150,263            150,263
                                            -------------       ------------
     Total assets                           $  12,022,395       $ 11,220,422
                                            =============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities                               $          27       $     27,678
  Shareholders' equity                         12,022,368         11,192,744
                                            -------------       ------------
     Total liabilities and equity           $  12,022,395       $ 11,220,422
                                            =============       ============

                    CONDENSED STATEMENTS OF INCOME
                                                  YEARS ENDED DECEMBER 31,
                                                 1996        1995       1994
                                                 ----        ----       ----
Income
  Dividends from subsidiary               $  581,145  $  454,948  $  347,975
  Other                                           39         633         635
                                          ----------  ----------  ----------
     Total income                            581,184     455,581     348,610
Expenses
  Other operating expenses                   252,000     141,565      21,432
                                          ----------  ----------  ----------
INCOME BEFORE INCOME TAX AND EQUITY IN
UNDISTRIBUTED NET INCOME OF SUBSIDIARIES     329,184     314,016     327,178

Federal income tax expense (credit)          (31,308)     (7,545)     (4,400)
Equity in undistributed net income of
  subsidiary                                 853,183   1,011,636     824,573
                                          ----------  ----------  ----------
NET INCOME                                $1,213,675  $1,333,197  $1,156,151
                                          ==========  ==========  ==========

                                   (Continued)
                                        -44-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 16 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY
  ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)

                  CONDENSED STATEMENTS OF CASH FLOWS
                                              YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                           1996         1995         1994
                                           ----         ----         ----
Operating activities
 Net income                             $1,213,675  $ 1,333,197  $1,156,151
 Adjustments to reconcile net income to
  net cash from operating activities
     Equity in undistributed earnings
       of subsidiary                      (884,491)  (1,011,636)   (824,573)
     Change in other assets                               4,541       4,599
     Change in other liabilities           (27,651)      18,678     (20,000)
                                        ----------  -----------  ----------
       Net cash from operating
         activities                        301,533      344,780     316,177

Financing activities
 Dividends paid                           (374,528)    (325,039)   (309,362)
 Sale of common stock                       36,675       20,690      29,644
 Purchase of fractional shares              (1,431)                  (5,706)
                                        ----------  -----------  ----------
   Net cash from financing activities     (339,284)    (304,349)   (285,424)
                                        ----------  -----------  ----------

Net change in cash                         (37,751)      40,431      30,753

Cash at beginning of year                   96,134       55,703      24,950
                                        ----------  -----------  ----------

CASH AT END OF YEAR                     $   58,383  $    96,134  $   55,703
                                        ==========  ===========  ==========


NOTE 17 - STOCK SPLITS

On April 28, 1994 and January 26, 1995, the Board of Directors approved a five-for-four stock split and a two-for-one split,

                                   (Continued)
                                        -45-

                      VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1996, 1995 and 1994

NOTE 17 - STOCK SPLITS (Continued)

respectively, of the Corporation's common stock for shareholders, effected in the form of a stock dividend. The 1995 transaction has been reflected during 1994 in the consolidated statement of changes in shareholders' equity. Issuance of the Corporation's common stock as part of the merger with Community Bank Corporation has been reflected at January 1, 1994 under the pooling-of-interests method of accounting. Only the average shares outstanding and the net income per share amounts have been adjusted to reflect the merger. The stated par value of each share was not changed from $10. All share and per share amounts have been adjusted to reflect the stock splits.

NOTE 18 - PENDING ACCOUNTING CHANGES

Financial Accounting Standard No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, was issued by the Financial Accounting Standards Board in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The effect on the financial statements has not yet been determined.

                    REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Valley Ridge Financial Corp.
Kent City, Michigan

We have audited the accompanying consolidated balance sheets of Valley Ridge Financial Corp. and its wholly-owned subsidiary, Valley Ridge Bank, as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The consolidated financial statements as of December 31, 1995 and 1994, and for the years then ended have been restated to reflect the pooling of interests with Community Bank Corporation as described in Note 2 to the consolidated financial statements. We did not audit the 1995 and 1994 financial statements of Community Bank Corporation, which statements reflect total assets of $28,744,181 as of December 31, 1995, and net income of $363,672 and $280,231 for the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Community Bank Corporation as of December 31, 1995, and for the years ended December 31, 1995 and 1994, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Valley Ridge Financial Corp. and its wholly-owned subsidiary, Valley Ridge
Bank, at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                     /s/Crowe, Chizek and Company LLP
                                     Crowe, Chizek and Company LLP
Grand Rapids, Michigan
February 21, 1997

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                               PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Valley Ridge's board of directors is divided into three classes, which will be as nearly equal in number as possible. Each director is a member of a class that has a term of office of three years, with the term of office of one class expiring at the annual meeting of shareholders in each successive year.

     Except as otherwise indicated, all of the named individuals have had the same principal employment for over five years. Executive officers are appointed annually and serve at the pleasure of the board of directors of Valley Ridge. All executive officers of Valley Ridge are also directors of Valley Ridge.

     DIRECTORS WITH TERMS EXPIRING IN 1997

     Jerome B. Arends (age 52) has been a director of Valley Ridge since 1988. Mr. Arends is Chief Executive Officer and President and sole shareholder of Ravenna Farm Equipment, Inc., a distributor of farm implements and equipment.

     K. Timothy Bull (age 49) has been a director of Valley Ridge since 1993 and was also a director of Valley Ridge from 1988 until 1991. Mr. Bull is President and sole shareholder of Moon Lake
Orchards, Inc., a producer of fruit.

     Richard L. Edgar (age 52) has been a director of Valley Ridge since 1988. Mr. Edgar has been President and Chief Executive Officer of Valley Ridge since 1988 and President and Chief Executive Officer of the Bank since 1987. Prior to that, Mr. Edgar served the Bank in various management and other capacities since 1963. Mr. Edgar is also a director of West Shore Computer Services, Inc., a data processing company in which the Bank is a 20% shareholder.

     Fred J. Finkbeiner (age 67) has been a director of Valley Ridge since July 1996 and was a director of Community from 1990 until 1996. In 1996, Mr. Finkbeiner retired as a Sales Manager at V & P Produce, a distributor of vegetables located in Grant, Michigan.

     DIRECTORS WITH TERMS EXPIRING IN 1998

     Gary Gust (age 52) has been a director of Valley Ridge since
1991. Mr. Gust is President and sole shareholder of Gust Construction Company, a general contractor.

     Ronald L. Hansen (age 52) has been a director of Valley Ridge since July 1996 and was a director of Community from 1990 until 1996. Mr. Hansen is Vice President of Valley Ridge and was Secretary of Community and President and Chief Executive Officer of Grant from 1994 until 1996 and a director of Grant from 1982 until 1996. Prior to that, Mr. Hansen served Grant in various management and other capacities since 1973.

     Robert C. Humphreys (age 58) has been a director of Valley Ridge since 1988. Mr. Humphreys has been Chairman of the Board of Valley Ridge since 1993. Mr. Humphreys owns and operates Humphreys Orchards, a producer of fruit.

     Ben J. Landheer (age 61) has been a director of Valley Ridge since July 1996 and was a director of Community from 1991 until 1996. Mr. Landheer owns and operates Landheer Insurance Agency, an agent for insurance companies offering a broad range of insurance products.

     DIRECTORS WITH TERMS EXPIRING IN 1999

     Michael E. McHugh (age 47) has been a director of Valley Ridge since 1989. Mr. McHugh is Secretary and Treasurer of Valley Ridge. Mr. McHugh has also been Executive Vice President of the Bank since 1987.

     Dennis C. Nelson (age 48) has been a director of Valley Ridge since July 1996 and was a director of Community from 1990 until 1996. Mr. Nelson is a dentist practicing in Grant, Michigan.

     John J. Niederer (age 61) has been a director of Valley Ridge since 1993. Mr. Niederer has been President and sole shareholder of Greenridge Fruit, Inc., a distributor of fruit, since 1990. Prior to that, Mr. Niederer was Vice President of Wm. Bolthouse Farms, Inc., a producer and distributor of vegetables.

     Paul K. Spoelman (age 61) has been a director of Valley Ridge since 1994. Mr. Spoelman is a shareholder and founder of Spoelman, Hovingh & Feldt, Inc., an accounting firm.

     Donald Swanson (age 62) has been a director of Valley Ridge since 1988. Mr. Swanson is President and a majority shareholder of Swanson Pickle Co., Inc., a producer and distributor of pickles.

     Donald VanSingel (age 53) has been a director of Valley Ridge since 1996 and was Chairman and a director of Community from 1990 until 1996. Mr. VanSingel has been a consultant for Governmental Consultant Services, Inc. since 1993. Prior to that, Mr. VanSingel served in the Michigan House of Representatives.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table shows certain information concerning the compensation for services rendered during each of the three years in the period ended December 31, 1996, of the Chief Executive Officer of Valley Ridge and each executive officer of Valley Ridge who earned cash compensation in excess of $100,000 during 1996. Mr. Edgar and Mr. McHugh was compensated by the Bank in the capacities indicated in the table.

                      SUMMARY COMPENSATION TABLE
                                    ANNUAL COMPENSATION
   NAME AND
   PRINCIPAL                                                  ALL OTHER
   POSITION                 YEAR    SALARY<F1>   BONUS<F2>  COMPENSATION<F3>
   --------                 ----    ----------   ---------  ----------------
Richard L. Edgar            1996   $  119,950   $   30,000    $   27,403
 Director, President        1995   $  112,455   $   26,534    $   26,031
 and Chief Executive        1994   $  108,700   $   20,811    $   25,824
 Officer of Valley Ridge
 and the Bank

Michael E. McHugh           1996   $   86,250   $   18,000    $   18,055
 Director, Secretary and    1995   $   80,663   $   16,124    $   16,373
 Treasurer of Valley Ridge  1994   $   77,850   $   12,285    $   16,053
 and Executive Vice
 President of the Bank

<F1> Includes compensation deferred under the Bank's Profit
     Sharing/401(k) Plan and director fees paid by the Bank and its predecessors.

<F2> Includes compensation deferred under the Bank's Profit
     Sharing/401(k) Plan.

<F3> All other compensation for 1996 includes:  (i) contributions by the Bank under the Profit Sharing/401(k) Plan; (ii) contributions by Valley Ridge under the Valley Ridge Employee Stock Ownership




     Plan; and (iii) amounts paid by the Bank for life insurance. The amounts included for each such factor for 1996 are:

                            (i)        (ii)      (iii)
                          ------       -----     -----
           Mr. Edgar      18,058       2,376     6,969
           Mr. McHugh     13,119       1,588     3,348

     During 1996, the Bank compensated its directors at the rate of $3,600 per year and $400 per regular board meeting attended, except that the Chairman of the Board was paid $500 per meeting attended. Directors who were not executive officers of Valley Ridge or the Bank also received $100 per committee meeting attended. Valley Ridge has entered into deferred compensation agreements with some of its directors under which payments will be made to the directors after their retirement. From January until August 1996, Grant compensated its directors at the rate of $5,000 per year and $125 per regular board meeting attended. After August 1996, Grant compensated its directors at the same rate as the Bank.

     Ronald L. Hansen has an employment agreement with Valley Ridge. Under this agreement, Mr. Hansen is to serve Valley Ridge and the Bank in his present capacity for an annual salary of $70,000 and discretionary bonuses to be determined by the board of directors of Valley Ridge. Mr. Hansen's salary is reviewed at least annually by the board of directors and may be increased, but not decreased. Upon termination of his employment agreement by Valley Ridge without "cause" or by Mr. Hansen for "good reason" before a "change in control" of Valley Ridge (as these terms are defined in the agreements), Mr. Hansen is entitled to his salary and benefits, as if termination of his employment had not occurred, through June 30, 2001. If such termination occurs after a change in control, Mr. Hansen is entitled to his salary and benefits, as if termination of his employment had not occurred, until the later of (i) June 30, 2001, or
(ii) three years after the change in control; provided that the amount of salary and benefits continuation attributable to the period beyond June 30, 2001, will be subject to a reduction to the extent of any portion of that amount that constitutes an "excess parachute payment" (as that term is defined in Section 280G of the Internal Revenue Code of 1986, as amended).


ITEMS 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

     The following table sets forth information concerning the number of shares of Valley Ridge Common Stock held as of February 1, 1997, by each shareholder who is known to Valley Ridge management to have been the beneficial owner of more than 5% of the outstanding shares of Valley Ridge Common Stock as of that date:

                              AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP<F1>
                              -----------------------------------------
                                 SOLE        SHARED
                                VOTING      VOTING OR     TOTAL
NAME AND ADDRESS OF          AND DISPOSI-  DISPOSITIVE  BENEFICIAL   PERCENT
BENEFICIAL OWNER              TIVE POWER    POWER<F2>   OWNERSHIP   OF CLASS
-------------------          ------------  -----------  ---------   --------
Robert C. Humphreys              15,974       15,888       31,862      6.42%
17660 Westbrook Drive
Casnovia, MI 49318

Valley Ridge Bank
  Bank Profit Sharing Plan Trust
c/o NBD Bank
200 Ottawa, N.W.
Grand Rapids, MI 49503                  --       31,032       31,032      6.26%
__________________________
(Footnotes begin on page 53.)

     The following table shows certain information concerning the number of shares of Valley Ridge Common Stock held as of February 1, 1997, by each of Valley Ridge's directors, each of the named executive officers, and all of Valley Ridge's directors and executive officers as a group:

                      AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP<F1>
                      -----------------------------------------
                          SOLE          SHARED
                       VOTING AND      VOTING OR     TOTAL
    NAME OF            DISPOSITIVE    DISPOSITIVE  BENEFICIAL         PERCENT
BENEFICIAL OWNER          POWER        POWER<F2>   OWNERSHIP         OF CLASS
-------------------   ------------    -----------  ---------         --------
Jerome B. Arends          4,664            3,872       8,536           1.72%
K. Timothy Bull             159           23,457      23,616           4.76
Richard L. Edgar         21,187<F3><F4>    3,136      24,323<F3><F4>   4.85
Fred J. Finkbeiner           --            4,838       4,838               *
Gary Gust                 9,114            8,530      17,644           3.56
Ronald L. Hansen             --            2,071       2,071               *
Robert C. Humphreys      15,974           15,888      31,862           6.42
Ben J. Landheer          11,692               --      11,692           2.36
Michael E. McHugh        18,403<F3><F4>      876      19,279<F3><F4>   3.89


Dennis C. Nelson             --               --          --               *
John J. Niederer             --              327         327               *
Paul K. Spoelman            545               --         545               *
Donald Swanson            3,250              609       3,859               *
Donald VanSingel             --            3,758       3,758               *

All directors and
  executive officers
  as a group             84,988           67,362     152,350          30.40%

_________________________
<F*> Less than 1%

<F1>  The numbers of shares stated are based on information furnished by each person listed and include shares personally owned of record by that person and shares which under applicable regulations are deemed to be otherwise beneficially owned by that person. Under these regulations, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or dispositive power with respect to the security. Voting power includes the power to vote or direct the voting of the security. Dispositive power includes the power to dispose or direct the disposition of the security. A person will also be considered the beneficial owner of a security if the person has a right to acquire beneficial ownership of the security within 60 days.

<F2>  These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust, or other contract or property right, and shares held by spouses and children over whom the listed person may have substantial influence by reason of relationship.

<F3>  Mr. Edgar may be considered to have voting and/or dispositive control over 31,032 shares of Valley Ridge Common Stock held by the Valley Ridge Bank Profit Sharing Plan Trust by reason of the capacities in which he serves at Valley Ridge and the Bank. The number of shares reported as beneficially owned by Mr. Edgar excludes, and Mr. Edgar disclaims beneficial ownership of, 16,835 shares of Valley Ridge Common Stock held by the Valley Ridge
      Bank Profit Sharing Plan Trust. The number of shares reported includes 1,874 shares allocated to Mr. Edgar's account under the Valley Ridge Employee Stock Ownership Plan which are also included in the number reported as beneficially owned by Mr.
      McHugh (as to which Mr. McHugh disclaims beneficial ownership). The number of shares reported also includes 5,116 shares subject to an option exercisable within 60 days of February 1, 1997.

<F4>  Mr. McHugh is the trustee of the Valley Ridge Employee Stock
      Ownership Plan. As trustee, Mr. McHugh has nominal voting and dispositive power over shares held in trust, limited by the terms of the governing plan and trust agreements and his legal and fiduciary duties. The number of shares reported as beneficially owned by Mr. McHugh includes 12,273 shares held by the Valley Ridge Employee Stock Ownership Plan of which Mr. McHugh disclaims beneficial ownership (including the 1,874 shares allocated to Mr. Edgar's account under that plan).


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Directors and officers of Valley Ridge and their associates were customers of and had transactions with the Bank in the ordinary course of business between January 1, 1996, and March 15, 1997. It is anticipated that such transactions will take place in the future in the ordinary course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS.  The following exhibits are filed as part of this Form
     10-KSB:

NUMBER                        EXHIBIT

  3.1 ARTICLES OF INCORPORATION. Previously filed as Exhibit 3(a) to Valley Ridge's Form S-4 Registration Statement filed
          January 30, 1996.  Here incorporated by reference.

  3.2 BYLAWS AND AMENDMENTS. Previously filed as Exhibit 3(b) to Valley Ridge's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

  4.1 FORM OF STOCK CERTIFICATE. Previously filed as Exhibit 4(a) to Valley Ridge's Form S-4 Registration Statement filed
          January 30, 1996.  Here incorporated by reference.

  4.2 LONG-TERM DEBT. Valley Ridge is a party to several long-term debt agreements which at the time of this report do not exceed 10% of Valley Ridge's total consolidated assets. Valley Ridge agrees to furnish copies of the agreements defining the rights of the other parties thereto to the Securities and Exchange Commission upon request.

 10.1     DATA PROCESSING AGREEMENT.  Previously filed as Exhibit
          10(a) to Valley Ridge's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.2     VALLEY RIDGE EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST.*
          Previously filed as Exhibit 10(b) to Valley Ridge's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.3     KENT CITY STATE BANK PROFIT SHARING/401(K) PLAN.*
          Previously filed as Exhibit 10(c) to Valley Ridge's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.4 DIRECTORS' DEFERRED COMPENSATION PLAN AND FORM OF DIRECTORS' DEFERRED COMPENSATION AGREEMENT.* Previously filed as
          Exhibit 10(d) to Valley Ridge's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.5     LEASE AGREEMENT FOR SPARTA OFFICE.  Previously filed as
          Exhibit 10(e) to Valley Ridge's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.6     EMPLOYMENT AGREEMENT.*

 11       STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS.

 21       SUBSIDIARIES OF THE REGISTRANT.

 24       POWERS OF ATTORNEY.

 27       FINANCIAL DATA SCHEDULE.


___________________________
* Management contract or compensatory plan or arrangement.

     Valley Ridge will furnish a copy of any exhibit listed above to any shareholder of Valley Ridge without charge upon written request to Michael E. McHugh, Secretary, Valley Ridge Financial Corp., 6 North Main Street, Kent City, Michigan 49330.

     REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1996.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act,
Valley Ridge caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VALLEY RIDGE FINANCIAL CORP.
                              (Registrant)


Date: March 31, 1997          By /s/Richard L. Edgar
                                Richard L. Edgar
                                President and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Valley Ridge and in the capacities and on the dates indicated.


March 31, 1997                * /s/Jerome B. Arends
                              Jerome B. Arends
                              Director


March 31, 1997                */s/K. Timothy Bull
                              K. Timothy Bull
                              Director


March 31, 1997                /s/Richard L. Edgar
                              Richard L. Edgar
                              President, Chief Executive Officer and
                                Director (Principal Executive Officer)


March 31, 1997                */s/Fred J. Finkbeiner
                              Fred J. Finkbeiner
                              Director


March 31, 1997                */s/Gary Gust
                              Gary Gust
                              Director

March 31, 1997                */s/Ronald L. Hansen
                              Ronald L. Hansen
                              Director and Vice President

March 31, 1997                */s/Robert C. Humphreys
                              Robert C. Humphreys
                              Chairman of the Board and Director


March 31, 1997                */s/Ben J. Landheer
                              Ben J. Landheer
                              Director


March 31, 1997                /s/Michael E. McHugh
                              Michael E. McHugh
                              Secretary and Treasurer and Director
                                (Principal Financial and Accounting
                                Officer)


March 31, 1997                */s/Dennis C. Nelson
                              Dennis C. Nelson
                              Director


March 31, 1997                */s/John J. Niederer
                              John J. Niederer
                              Director


March 31, 1997                */s/Paul K. Spoelman
                              Paul K. Spoelman
                              Director


March 31, 1997                */s/Donald Swanson
                              Donald Swanson
                              Director


March 31, 1997                */s/Donald VanSingel
                              Donald VanSingel
                              Director

                              *By /s/Richard L. Edgar
                                 Richard L. Edgar
                                 Attorney-in-Fact

                               EXHIBIT INDEX
EXHIBIT
NUMBER

  3.1 ARTICLES OF INCORPORATION. Previously filed as Exhibit 3(a) to Valley Ridge's Form S-4 Registration Statement filed
          January 30, 1996.  Here incorporated by reference.

  3.2 BYLAWS AND AMENDMENTS. Previously filed as Exhibit 3(b) to Valley Ridge's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

  4.1 FORM OF STOCK CERTIFICATE. Previously filed as Exhibit 4(a) to Valley Ridge's Form S-4 Registration Statement filed
          January 30, 1996.  Here incorporated by reference.

  4.2 LONG-TERM DEBT. Valley Ridge is a party to several long-term debt agreements which at the time of this report do not exceed 10% of Valley Ridge's total consolidated assets. Valley Ridge agrees to furnish copies of the agreements defining the rights of the other parties thereto to the Securities and Exchange Commission upon request.

 10.1     DATA PROCESSING AGREEMENT.  Previously filed as Exhibit
          10(a) to Valley Ridge's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.2     VALLEY RIDGE EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST.*
          Previously filed as Exhibit 10(b) to Valley Ridge's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.3     KENT CITY STATE BANK PROFIT SHARING/401(K) PLAN.*
          Previously filed as Exhibit 10(c) to Valley Ridge's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.4 DIRECTORS' DEFERRED COMPENSATION PLAN AND FORM OF DIRECTORS' DEFERRED COMPENSATION AGREEMENT.* Previously filed as
          Exhibit 10(d) to Valley Ridge's Form S-4 Registration
          Statement filed January 30, 1996. Here incorporated by reference.

 10.5     LEASE AGREEMENT FOR SPARTA OFFICE.  Previously filed as
          Exhibit 10(e) to Valley Ridge's Form S-4 Registration
          Statement filed January 30, 1996. Here incorporated by reference.

 10.6     EMPLOYMENT AGREEMENT.*

                               EXHIBIT INDEX
EXHIBIT
NUMBER

 11       STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS.

 21       SUBSIDIARIES OF THE REGISTRANT.

 24       POWERS OF ATTORNEY.

 27       FINANCIAL DATA SCHEDULE.

___________________________
* Management contract or compensatory plan or arrangement.