Form 10QSB
period 1997-03-31
VALLEY RIDGE FINANCIAL CORP
filed 1997-05-15
CIK 1006962

             U.S. SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB



          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

                                OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes ___X___  No______.

There were 496,089 shares of Common Stock ($10 par value) outstanding as of March 31, 1997.

Transitional Small Business Disclosure Format (check one):
Yes_____  No___X___.

                       VALLEY RIDGE FINANCIAL CORP.

                                   INDEX
-----------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION                                       PAGE NO.

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets -
      March 31, 1997 (Unaudited) and December 31, 1996 . . . . . . .    3

    Condensed Consolidated Statements of Income -
      Three Months Ended March 31, 1997 and
      March 31, 1996 (Unaudited) . . . . . . . . . . . . . . . . . .    4

    Condensed Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 1997 and
      March 31, 1996 (Unaudited) . . . . . . . . . . . . . . . . . .    5

    Notes to Consolidated Financial Statements (Unaudited). . . . . .   6


  Item 2.  Management's Discussion and Analysis or Plan of
    Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  10


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        VALLEY RIDGE FINANCIAL CORP.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
                                                                     MARCH 31,         DECEMBER 31,
                                                                       1997                1996
                                                                     ---------         ------------
                                                                    (Unaudited)
ASSETS
    Cash and due from banks                                       $   6,658,219        $  4,916,367
    Federal funds sold                                                4,000,000           2,600,000
                                                                  -------------        ------------
      Total cash and cash equivalents                                10,658,219           7,516,367

    Securities                                                       17,682,753          19,912,913

    Total loans                                                      88,144,456          84,487,001
    Allowance for loan losses                                        (1,208,525)         (1,182,154)
                                                                  -------------        ------------
                                                                     86,935,931          83,304,847
    Premises and equipment - net                                      2,240,351           2,249,164
    Other assets                                                      2,767,828           2,663,645
                                                                  -------------        ------------
      Total assets                                                $ 120,285,082        $115,646,936
                                                                  =============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
      Noninterest-bearing                                         $  14,380,799        $ 14,889,481
      Interest-bearing                                               84,863,931          80,046,968
                                                                  -------------        ------------
                                                                     99,244,730          94,936,449

    Other borrowings                                                  8,000,000           8,000,000
    Accrued expenses and other liabilities                              879,712             688,119
                                                                  -------------        ------------
        Total liabilities                                           108,124,442         103,624,568

Shareholders' equity
    Common stock, $10 par value: 1,000,000 shares
      authorized; 496,089 shares outstanding
      at March 31, 1997 and December 31, 1996,
      respectively                                                    4,960,890           4,960,890
    Surplus                                                           1,396,736           1,396,736
    Retained earnings                                                 5,446,304           5,196,705

    Net unrealized gain on securities available for sale,
      net of tax of $183,760 at March 31, 1997 and
      $241,110 at December 31, 1996                                     356,710             468,037
                                                                  -------------        ------------
        Total shareholders' equity                                   12,160,640          12,022,368
                                                                  -------------        ------------

          Total liabilities and shareholders' equity              $ 120,285,082       $ 115,646,936
                                                                  =============        ============

-----------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
-----------------------------------------------------------------------------
                                                       ------- THREE MONTHS ENDED ---------
                                                       MARCH 31, 1997        MARCH 31, 1996
                                                       --------------        --------------
Interest income
    Loans, including fees                              $   2,025,655         $  1,935,594
    Federal funds sold                                        36,455               39,369
    Investment securities                                    277,743              277,016
                                                       -------------         ------------
                                                           2,339,853            2,251,979
Interest expense
    Deposits                                                 825,609              788,442
    Other                                                    116,864               81,899
                                                       -------------         ------------
                                                             942,473              870,341
                                                       -------------         ------------
NET INTEREST INCOME                                        1,397,380            1,381,638

Provision for loan losses                                     30,000               45,600
                                                       -------------         ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,367,380            1,336,038

Other income
    Service charges and other income                         253,223              240,926
    Gain on sales of investment securities                    18,077               10,476
                                                       -------------         ------------
                                                             271,300              251,402
Other expense
    Salaries and benefits                                    610,897              573,147
    Occupancy                                                 79,078               73,978
    Furniture and fixtures                                    65,613               62,996
    FDIC insurance premium                                     4,644                1,500
    Supplies                                                  67,466               42,502
    Other                                                    387,628              433,145
                                                       -------------         ------------
                                                           1,215,326            1,187,268
                                                       -------------         ------------

INCOME BEFORE FEDERAL INCOME TAX                             423,354              400,172

Federal income tax expense                                    74,539              103,450
                                                       -------------         ------------

NET INCOME                                             $     348,815         $    296,722
                                                       =============         ============

Net income per share                                   $         .70         $        .60
                                                       =============         ============

-----------------------------------------------------------------------------

  See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
-----------------------------------------------------------------------------
                                                       ------- THREE MONTHS ENDED ---------
                                                       MARCH 31, 1997        MARCH 31, 1996
                                                       --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                         $     348,815         $    296,722
    Adjustments to reconcile net income
      to net cash from operating activities
      Depreciation                                            55,901               53,082
      Amortization of:
        Premiums and discounts on securities, net             13,056               20,839
        Goodwill and core deposit intangibles                  8,747                7,762
      Provision for loan losses                               30,000               45,600
      Gain on sale of securities                             (18,077)             (10,476)
      Gain on sale of loans                                   (5,398)              (8,873)
      Loans originated for sale                             (822,800)          (1,403,000)
      Proceeds from loans sold                               828,198            1,411,873
      Net change in:
        Accrued interest receivable                         (104,521)             (27,092)
        Other assets                                          (8,409)            (227,861)
        Accrued expenses and other liabilities               248,944           (1,011,713)
                                                       -------------         ------------
          Net cash from (used in) operating
            activities                                       574,456             (853,137)

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in loans                                   (3,661,084)           2,010,762
    Proceeds from:
      Sales of securities available for sale               2,611,198            2,926,735
      Repayments and maturities of securities
        available for sale                                   884,525              784,562
    Purchase of:
      Securities available for sale                       (1,429,219)          (2,706,023)
      Premises and equipment, net                            (47,088)             (48,116)
                                                       -------------         ------------
        Net cash from (used in) investing
          activities                                      (1,641,668)           2,967,920

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                                       $     22,550
    Net increase (decrease) in deposits                $   4,308,281           (2,901,387)
    Advances from Federal Home Loan Bank                                        3,000,000


    Payment on Federal Home Loan Bank advance                                  (2,000,000)
    Dividends paid                                           (99,217)             (88,096)
                                                       -------------         ------------
      Net cash from (used in) financing
        activities                                         4,209,064           (1,966,933)
                                                       -------------         ------------

Net change in cash and cash equivalents                    3,141,852              147,850

Cash and cash equivalents at beginning of period           7,516,367           10,083,451
                                                       -------------         ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $  10,658,219         $ 10,231,301
                                                       =============         ============
Supplemental disclosures of cash flow information
    Cash paid during the period for
      Interest                                         $     918,840         $    865,054
      Income taxes                                                                 35,160

-----------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
-----------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    The unaudited financial statements for the three months ended March 31, 1997 and March 31, 1996 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 1997 should not be considered as indicative of results for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1996.


2.  ALLOWANCE FOR LOAN LOSSES

    The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 1997:

         Balance at January 1, 1997                   $   1,182,154
            Provision for loan losses charged
              to operating expense                           30,000
            Recoveries on loans previously charged
              to the allowance                                7,031
            Losses charged off                              (10,660)
                                                      -------------
         Balance at March 31, 1997                    $   1,208,525
                                                      =============





-----------------------------------------------------------------------------

                       VALLEY RIDGE FINANCIAL CORP.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
-----------------------------------------------------------------------------

3.  OTHER BORROWINGS

    At March 31, 1997, the Corporation had the following advances from the Federal Home Loan Bank (the "FHLB"):

       TYPE        INTEREST RATE       MATURITY DATE      AMOUNT
       ----        -------------       -------------      ------
       Fixed           5.730%           July 21, 1997    $ 2,000,000
       Adjustable      5.533          October 8, 1997      3,000,000
       Fixed           5.260         February 1, 1999      1,000,000
       Fixed           5.230         February 1, 1999      2,000,000
                                                         -----------
                                                         $ 8,000,000
                                                         ===========

    Each advance requires monthly interest payments at either fixed or adjustable rates. The variable rate is based on the FHLB overnight rate and adjusts quarterly. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding. The adjustable rate note has no prepayment penalties while the fixed rate notes carry a minimum prepayment penalty of $5,000.


4.  EARNINGS PER COMMON SHARE

    Earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 496,089 and 495,133 shares outstanding for the three months ended March 31, 1997 and 1996, respectively. All share amounts have been restated to reflect stock dividends and splits.










-----------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. ("Valley Ridge"). This discussion should be read in conjunction with the consolidated financial statements and related notes. Valley Ridge merged with Community Bank Corporation in 1996 in a business combination accounted for under the pooling-of-interests method of accounting and, accordingly, Valley Ridge s consolidated financial statements have been restated for all periods presented.


RESULTS OF OPERATIONS:

NET INCOME: Valley Ridge reported net income of $348,815 or $0.70 per share for the first quarter of 1997 compared to $296,722 or $0.60 per share for the same period in 1996. The improvement was primarily a result of improved net interest income and other income, partially offset by increased other expenses. Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge s future operating results.

NET INTEREST INCOME: Net interest income increased $15,742, or 1.1%, to $1,397,380 for the three month period ended March 31, 1997 compared to the same period in 1996. The increase in net interest income is primarily attributable to an increase in net loans of $3,631,084, or 4.4%, from March 31, 1996 to March 31, 1997.

PROVISION FOR LOAN LOSSES: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within Valley Ridge s loan portfolio. The provision declined to $30,000 for the three months ended March 31, 1997 from $45,600 for the same period in 1996. This decrease occurred as a result of management's assessment of the quality of loans in Valley Ridge s portfolio and management s assessment of the allowance for loan loss balance. Net charge-offs were approximately $3,600 for the first quarter of 1997 compared to net recoveries of $27,000 for the same period in 1996. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

NON-INTEREST INCOME: Non-interest income for the three months ended March 31, 1997 was approximately $271,000 as compared to $251,000 for the same period in 1996. Approximately 38% ($7,600) of the increase is attributable to increased gains on sales of investment securities during 1997 compared to 1996.

NON-INTEREST EXPENSE: The increase in non-interest income was offset by an increase in non-interest expense to approximately $1,215,000 for the three months ended March 31, 1997 compared to $1,187,000 for the same period in 1996. Salaries and benefits, the largest component of non-interest expense, increased 6.6% from $573,147 for the three months ended March 31, 1996 to $610,897 for the same period in 1997. Supplies expense increased 26.5% from $42,502 to $67,466 for the same periods. This increase in supplies expense is primarily attributable to the changing of the Bank's name and logo in late 1996. The decrease in other expenses from $433,145 for the three months ended March 31, 1996 to $387,628 for the same period in 1997 is due to legal and professional fees charged in 1996 related to the acquisition of Community Bank Corporation.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES:

Total assets increased approximately 4% or $4.6 million to $120.2 million at March 31, 1997 compared to $115.6 million at March 31, 1996. Total liabilities increased by 4% or $4.5 million to $108.1 million at March 31, 1997 compared to $103.6 million at March 31, 1996. Total shareholders' equity increased by approximately $138,000 to $12.2 million at March 31, 1997. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts, partially offset by the decline in unrealized gain on securities available for sale.

Total loans increased by approximately $3.7 million or 4.3% to $88.1 million Deposits increased by approximately $4.3 million or 4.5% to $99.2 million The net loan to deposit ratio has remained constant at approximately 87% for both periods presented. The allowance for loan losses increased by approximately $26,000 while maintaining a reserve of 1.37% of outstanding loans.

Valley Ridge paid a dividend of $99,218 in the first quarter of 1997, compared to $88,096 paid during the first quarter of 1996.

Shareholders' equity as a percent of total assets was 10.1% at March 31, 1997 compared to 10.4% at March 31, 1996. Valley Ridge s capital ratios continue to exceed the minimum regulatory levels prescribed by the Board of Governors of the Federal Reserve System.

Total cash and cash equivalents and investment securities totaled approximately $28.3 million at March 31, 1997, or approximately 24% of total assets. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

The principal source of funding for Valley Ridge continues to come from its deposit customers. As previously noted, deposits increased 4.5% during the first quarter of 1997 and management believes its deposit base will remain a stable source of funds for the remainder of 1997.

Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank (the "FHLB"). As of March 31, 1997, Valley Ridge had outstanding advances from the FHLB totaling $8,000,000.

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

     27   Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter covered by this report.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             VALLEY RIDGE FINANCIAL CORP.
                             Registrant


Date: May 15, 1997           /S/RICHARD L. EDGAR
                             Richard L. Edgar, President/Chief
                             Executive Officer


Date: May 15, 1997           /S/MICHAEL MCHUGH
                             Michael McHugh, Secretary/Treasurer
                             (Principal Financial and Accounting
                               Officer)

                               EXHIBIT INDEX


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

     27     Financial Data Schedule.