Form 10QSB
period 1997-06-30
VALLEY RIDGE FINANCIAL CORP
filed 1997-08-14
CIK 1006962

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__      No______.

There were 496,089 shares of Common Stock, $10 par value, outstanding as of July 31, 1997.

Transitional Small Business Disclosure Format (check one): Yes____ No__X__.

                       VALLEY RIDGE FINANCIAL CORP.

                                   INDEX

---------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION                                      PAGE NO.

        Item 1.  FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
            June 30, 1997 (Unaudited) and December 31, 1996 . . .      3

          Condensed Consolidated Statements of Income -
            Three and Six Months Ended June 30, 1997
            (Unaudited) and June 30, 1996 (Unaudited) . . . . . .      4

          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1997 (Unaudited) and
            June 30, 1996 (Unaudited) . . . . . . . . . . . . . .      5

          Notes to Condensed Consolidated Financial
            Statements (Unaudited). . . . . . . . . . . . . . . .      6


        Item 2.  MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION. . . . . . . . . . . . . . . . . . . . . .      8


PART II.  OTHER INFORMATION

        Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS  . . . . . . . . . . . . . . . . . . . .     11

        Item 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . .     11


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       VALLEY RIDGE FINANCIAL CORP.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------
                                                              JUNE 30,           DECEMBER 31,
                                                               1997                  1996
                                                           ------------          ------------
                                                            (Unaudited)
ASSETS
  Cash and due from banks                                  $  7,745,653          $  4,916,367
  Federal funds sold                                          1,750,000             2,600,000
                                                           ------------          ------------
   Total cash and cash equivalents                            9,495,653             7,516,367

  Securities                                                 18,864,334            19,912,913

  Total loans                                                90,800,300            84,487,001
  Allowance for loan losses                                  (1,210,734)           (1,182,154)
                                                           ------------          ------------
                                                             89,589,566            83,304,847
  Premises and equipment - net                                2,314,033             2,249,164
  Other assets                                                2,735,793             2,663,645
                                                           ------------          ------------

   Total assets                                            $122,999,379          $115,646,936
                                                           ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
   Noninterest-bearing                                     $ 15,391,296          $ 14,889,481
   Interest-bearing                                          85,944,920            80,046,968
                                                           ------------          ------------
                                                            101,336,216            94,936,449

  Other borrowings                                            8,000,000             8,000,000
  Accrued expenses and other liabilities                      1,107,039               688,119
                                                           ------------          ------------
     Total liabilities                                      110,443,255           103,624,568





Shareholders' equity
  Common stock, $10 par value: 1,000,000
   shares authorized; 496,089 shares
   outstanding at June 30, 1997 and
   December 31, 1996, respectively                            4,960,890             4,960,890
  Surplus                                                     1,396,736             1,396,736
  Retained earnings                                           5,701,430             5,196,705
  Net unrealized gain on securities
   available for sale, net of tax of
   $256,065 at June 30, 1997 and
   $241,110 at December 31, 1996                                497,068               468,037
                                                           ------------          ------------
     Total shareholders  equity                              12,556,124            12,022,368
                                                           ------------          ------------

       Total liabilities and shareholders  equity          $122,999,379          $115,646,936
                                                           ============          ============

---------------------------------------------------------------------------

  See accompanying notes to condensed consolidated financial statements.

                        VALLEY RIDGE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

---------------------------------------------------------------------------
                                                 ----THREE MONTHS ENDED----           ----SIX MONTHS ENDED----
                                               JUNE 30, 1997     JUNE 30, 1996     JUNE 30, 1997     JUNE 30, 1996
                                               -------------     -------------     -------------     -------------
Interest income
 Loans, including fees                          $2,134,029        $1,918,028        $4,159,684        $3,853,622
 Federal funds sold                                 40,263            81,455            76,718           120,824
 Investment securities                             285,543           271,768           563,286           548,784
                                                ----------        ----------        ----------        ----------
                                                 2,459,835         2,271,251         4,799,688         4,523,230
Interest expense
 Deposits                                          873,420           794,533         1,699,029         1,582,975
 Other                                             114,861            87,581           231,725           169,480
                                                ----------        ----------        ----------        ----------
                                                   988,281           882,114         1,930,754         1,752,455
                                                ----------        ----------        ----------        ----------

NET INTEREST INCOME                              1,471,554         1,389,137         2,868,934         2,770,775

Provision for loan losses                           30,000            45,600            60,000            91,200
                                                ----------        ----------        ----------        ----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                 1,441,554         1,343,537         2,808,934         2,679,575

Noninterest income
 Service charges and other income                  244,881           254,413           490,966           495,339
 Gain on sales of investment securities                                4,998            18,077            15,474
 Gain on sale of loans                               5,398            21,206            12,536            21,206
                                                ----------        ----------        ----------        ----------
                                                   250,279           280,617           521,579           532,019

Noninterest expense
 Salaries and benefits                             647,115           581,105         1,258,012         1,154,252
 Occupancy                                          78,634            80,596           157,712           154,574
 Furniture and fixtures                             65,932            83,348           131,545           146,344
 FDIC insurance premium                                                1,000             4,644             2,500
 Supplies                                           54,371            76,776           121,837           119,278
 Other                                             397,273           380,882           784,901           814,027
                                                ----------        ----------        ----------        ----------
                                                 1,243,325         1,203,707         2,458,651         2,390,975
                                                ----------        ----------        ----------        ----------

INCOME BEFORE FEDERAL INCOME TAX                   448,508           420,447           871,862           820,619

Federal income tax expense                          94,160           102,571           168,699           206,021
                                                ----------        ----------        ----------        ----------

NET INCOME                                      $  354,348        $  317,876        $  703,163        $  614,598
                                                ==========        ==========        ==========        ==========

Net income per share                            $      .71        $      .64        $     1.42        $     1.24
                                                ==========        ==========        ==========        ==========

---------------------------------------------------------------------------

  See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

---------------------------------------------------------------------------
                                                            ----SIX MONTHS ENDED----
                                                         JUNE 30, 1997      JUNE 30, 1996
                                                         -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $   703,162        $   614,598
 Adjustments to reconcile net income
   to net cash from operating activities
     Depreciation                                             108,047            106,523
       Amortization of:
       Premiums and discounts on
         securities, net                                       24,439             51,914
       Goodwill and core deposit intangibles                   17,444             16,509
     Provision for loan losses                                 60,000             91,200
     Gain on sale of securities                               (18,077)           (15,474)
     Gain on sale of loans                                    (12,536)           (21,206)
     Loans originated for sale                             (1,629,650)        (2,489,434)
     Proceeds from loans sold                               1,582,548          2,510,640
     Net change in:
       Accrued interest receivable                            (94,281)           (26,269)
       Other assets                                             4,689            200,226
       Accrued expenses and other liabilities                 403,963         (1,395,092)
                                                          -----------        -----------
         Net cash from (used in) operating activities       1,149,748           (355,865)

CASH FLOWS FROM INVESTING ACTIVITIES
 Net change in loans                                       (6,285,081)         1,135,157
 Proceeds from:
   Sales of securities available for sale                   2,611,198          3,821,257
   Repayments and maturities of securities
     available for sale                                     2,095,374          2,195,000
   Principal paydowns on securities held to
     maturity                                                                    609,560
 Purchase of:
   Securities available for sale                           (3,620,368)        (5,270,222)
   Premises and equipment, net                               (172,916)           (41,919)
                                                          -----------        -----------
     Net cash from (used in) investing activities          (5,371,793)         2,448,833





CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                                          $    22,550
 Net increase (decrease) in deposits                      $ 6,399,767         (1,069,561)
 Advances from Federal Home Loan Bank                                          3,000,000
 Payment on Federal Home Loan Bank advances                                   (2,800,000)
 Dividends paid                                              (198,436)          (176,293)
                                                          -----------        -----------
   Net cash from (used in) financing activities             6,201,331         (1,023,304)
                                                          -----------        -----------

Net change in cash and cash equivalents                     1,979,286          1,069,664

Cash and cash equivalents at beginning of year              7,516,367         10,083,451
                                                          -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 9,495,653        $11,153,115
                                                          ===========        ===========

Supplemental disclosures of cash flow information
 Cash paid during the year for
   Interest                                               $ 1,914,960        $ 1,743,882
   Income taxes                                                78,400            352,818

---------------------------------------------------------------------------

  See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
---------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

    The unaudited financial statements for the three and six months ended June 30, 1997 and June 30, 1996 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation
    S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) that are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 1997 should not be considered as indicative of the results for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-KSB for the year ended December 31, 1996.


2.  ALLOWANCE FOR LOAN LOSSES

    The following is a summary of the activity in the allowance for loan losses for the six months ended June 30, 1997:

           Balance at January 1, 1997                        $1,182,154
             Provision for loan losses charged
               to operating expense                              60,000
             Recoveries on loans previously charged
               to the allowance                                  19,736
             Losses charged off                                 (51,156)
                                                             ----------

           Balance at June 30, 1997                          $1,210,734
                                                             ==========

---------------------------------------------------------------------------

                       VALLEY RIDGE FINANCIAL CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

---------------------------------------------------------------------------

3.  OTHER BORROWINGS

    At June 30, 1997, the Corporation had the following advances from the Federal Home Loan Bank (the "FHLB"):

            TYPE       INTEREST RATE      MATURITY DATE           AMOUNT
            ----       -------------      -------------           ------
         Fixed             5.730%           July 21, 1997       $2,000,000
         Adjustable        5.533          October 8, 1997        3,000,000
         Fixed             5.260         February 1, 1999        1,000,000
         Fixed             5.230         February 1, 1999        2,000,000
                                                                ----------

                                                                $8,000,000
                                                                ==========

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


4.  EARNINGS PER COMMON SHARE

    Earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 496,089 shares outstanding for the three and six months ended June 30, 1997, and 496,089 and 495,608 shares for the three and six months ended June 30, 1996, respectively. All share amounts have been restated to reflect stock dividends and splits.



---------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. ("Valley Ridge"). This discussion should be read in conjunction with the consolidated financial statements and related notes. Valley Ridge merged with Community Bank Corporation in 1996 in a business combination accounted for in accordance with the pooling-of-interests method of accounting and, accordingly, Valley Ridge's consolidated financial statements have been restated for all periods presented.


RESULTS OF OPERATIONS:

NET INCOME: Valley Ridge reported net income of $354,348 or $.71 per share for the second quarter of 1997 compared to $317,876, or $.64 per share for the same period in 1996. Year-to-date net income was $703,163 or $1.42 per share for 1997 compared to $614,598 or $1.24 per share for 1996. The improvement was primarily a result of improved net interest income, partially offset by increased noninterest expense. Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge's future operating results.

NET INTEREST INCOME: Net interest income increased $82,417 or 5.9% to $1,471,554 for the three-month period ended June 30, 1997 and $98,159 or 3.54% to $2,868,934 for the six-month period ended June 30, 1997 compared to the same periods in 1996. The increases in net interest income are primarily attributable to increases in net loans of $10,446,888 or 13.2% from June 30, 1996 to June 30, 1997.

PROVISION FOR LOAN LOSSES: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within Valley Ridge's loan portfolio. The provision declined to $30,000 for the three months ended June 30, 1997 from $45,600 for the same period in 1996 and declined to $60,000 for the six months ended June 30, 1997 from
$91,200 for the same period in 1996.   This decrease has occurred as a
result of management's assessment of the quality of loans in Valley Ridge's portfolio and management's assessment of the allowance for loan loss balance. Net charge-offs were approximately $28,000 for the second quarter of 1997 compared to net charge-offs of $248 for the same period in 1996. Net charge-offs year-to-date were $31,420 as of June 30, 1997 compared to net recoveries of $27,000 for the same period of 1996. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

NONINTEREST INCOME: Noninterest income for the three months ended June 30, 1997 was approximately $250,000 as compared to $281,000 for the same period in 1996. Noninterest income for the six months ended June 30, 1997 declined to $522,000 from $532,000 at June 30, 1996. The decreases in noninterest income for the three- and six-month periods are primarily attributable to lower gains on loan sales due to decreases in loan sale volume from 1996 to 1997.

NONINTEREST EXPENSE: The decrease in noninterest income was coupled with an increase in noninterest expense to approximately $1,243,000 and 2,459,000 for the three and six months ended June 30, 1997, respectively, compared to $1,204,000 and $2,391,000 for the same periods in 1996, respectively. Salaries and benefits, including payments to certain employees for early retirement, increased 11.4% from $581,000 for the three months ended June 30, 1996 to $647,000 for the same period in 1997 and increased 9% from $1,154,000 for the six months ended June 30, 1996 to $1,258,000 for the same period in 1997. Supplies expense increased by $22,405 or 29.2% and $2,559 or 2.2% for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. This increase in supplies expense is primarily attributable to the changing of the Bank's name and logo in late 1996. The decrease in other expenses from $814,027 for the six months ended June 30, 1996 to $784,901 for the same period in 1997 is due to legal and professional fees charged in 1996 related to the acquisition of Community Bank Corporation.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES:

Total assets increased approximately 6.4% or by $7.4 million to $123 million at June 30, 1997 compared to $115.6 million at December 31, 1996. Total liabilities increased by 6.6% or $6.8 million to $110.4 million at June 30, 1997 compared to $103.6 million at December 31, 1996. Total shareholders' equity increased by approximately $534,000 to approximately $12,556,000 at June 30, 1997. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts as well as an increase in the unrealized gain on securities available for sale.

Total loans increased by approximately $6.3 million or 7.5% to $90.8 million from December 31, 1996 to June 30, 1997. A portion of the increase is due to the purchase of $1,559,000 in loans during the second quarter of 1997. Deposits increased by approximately $6.4 million or 6.7% to $101.3 million from December 31, 1996 to June 30, 1997. The net loan to deposit ratio has remained constant at approximately 80% for both periods presented. The allowance for loan losses increased by approximately $29,000 from December 31, 1996 to June 30, 1997 while maintaining a reserve of 1.3% of outstanding loans.

Valley Ridge paid dividends of $198,436 during the six months ended June 30, 1997, compared to $176,293 paid during the same period in 1996.

Shareholders' equity as a percent of total assets was 10.2% at June 30, 1997 compared to 10.4% at December 31, 1996. Valley Ridge's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board and Valley Ridge continues to qualify as a "well-capitalized" institution for regulatory purposes.

Total cash and cash equivalents and investment securities totaled approximately $28.4 million at June 30, 1997 or approximately 23% of total assets. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Corporation.

The principal source of funding for Valley Ridge continues to come from its deposit customers. As previously noted, deposits increased 6.7% during the first six months of 1997 and management believes its deposit base will remain a stable source of funds for the remainder of 1997.

Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank (the "FHLB"). As of June 30, 1997, Valley Ridge had outstanding advances from the FHLB totaling $8,000,000.

                        PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of Valley Ridge Financial Corp. was held on May 13, 1997. The purpose of the meeting was to elect directors and to transact any other business that properly came before the meeting.

         (a) The name of each director elected (along with the number of votes cast for or authority withheld) and the name of each other director whose term of office as a director continued after the meeting follows:

                                                          VOTES CAST
                                                          AUTHORITY         BROKER
                                             FOR           WITHHELD       NON-VOTES
                                             ---          ---------       ---------
ELECTED DIRECTORS
Jerry Arends                              404,708          91,381              0
K. Timothy Bull                           404,744          91,345              0
Richard Edgar                             404,744          91,345              0
Fred Finkbeiner                           404,454          91,635              0

DIRECTORS WHO CONTINUE TO SERVE
Gary Gust                Dennis Nelson
Ronald Hanson            John Niederer
Robert Humphreys         Paul Spoelman
Ben Landheer             Donald Swanson
Michael McHugh           Donald VanSingel

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed as part of this report:

        EXHIBIT NO.                DOCUMENT
        -----------                --------

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


                                   VALLEY RIDGE FINANCIAL CORP.



Date: August 13, 1997              /S/MICHAEL MCHUGH
                                   Michael McHugh, Secretary and Treasurer
                                   (Duly Authorized Signatory for the
                                   Registrant and Principal Financial and
                                   Accounting Officer)

                               EXHIBIT INDEX


       EXHIBIT NO.            DOCUMENT
       -----------            --------

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