Form 10-Q
period 1997-09-30
VALLEY RIDGE FINANCIAL CORP
filed 1997-11-14
CIK 1006962

===========================================================================

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

---------------------------------------------------------------------------

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

                                    OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ______________

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

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__    No_____.

There were 619,979 shares of Common Stock ($10 par value) outstanding as of October 31, 1997.

Transitional Small Business Disclosure Format (check one):  Yes_____
No__X__.

===========================================================================

                       VALLEY RIDGE FINANCIAL CORP.

                                   INDEX

---------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION                                      PAGE NO.

        Item 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheet - September 30,
               1997 (Unaudited) and December 31, 1996  . . . . . . .      3

           Condensed Consolidated Statements of Income - Three
               and Nine Months Ended September 30, 1997
               (Unaudited) and September 30, 1996 (Unaudited)  . . .      4

           Condensed Consolidated Statements of Cash Flows - Nine
               Months Ended September 30, 1997 (Unaudited) and
               September 30, 1996 (Unaudited)  . . . . . . . . . . .      5

           Notes to Condensed Consolidated Financial Statements
               (Unaudited) . . . . . . . . . . . . . . . . . . . . .      7

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION. . . . . . . . . . . . . . . . . . . .      9


PART II. OTHER INFORMATION

        Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . .     12


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

                       PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       VALLEY RIDGE FINANCIAL CORP.
                   CONDENSED CONSOLIDATED BALANCE SHEET

---------------------------------------------------------------------------
                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                    1997                 1996
                                                                -------------        ------------
                                                                 (Unaudited)
ASSETS
  Cash and due from banks                                        $  5,715,669        $  4,916,367
  Federal funds sold                                                1,750,000           2,600,000
                                                                 ------------        ------------
     Total cash and cash equivalents                                7,465,669           7,516,367

  Securities                                                       21,578,226          19,912,913

  Total loans                                                      93,664,169          84,487,001
  Less:  Allowance for loan losses                                 (1,117,453)         (1,182,154)
                                                                 ------------        ------------
                                                                   92,546,716          83,304,847

  Premises and equipment - net                                      2,682,138           2,249,164
  Other assets                                                      3,051,810           2,663,645
                                                                 ------------        ------------

     Total assets                                                $127,324,559        $115,646,936
                                                                 ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing                                         $ 16,194,369        $ 14,889,481
     Interest-bearing                                              85,968,595          80,046,968
                                                                 ------------        ------------
                                                                  102,162,964          94,936,449

  Other borrowings                                                 11,000,000           8,000,000
  Accrued expenses and other liabilities                            1,216,602             688,119
                                                                 ------------        ------------
     Total liabilities                                            114,379,566         103,624,568




Shareholders' equity
  Common stock, $10 par value:  1,000,000 shares
    authorized and 496,089 shares outstanding at
    September 30, 1997 and December 31, 1996,
    respectively                                                    4,960,890           4,960,890
  Surplus                                                           1,396,736           1,396,736
  Retained earnings                                                 6,001,726           5,196,705
  Net unrealized gain on securities available for sale,
    net of tax of $301,694 at September 30, 1997
    and $241,110 at December 31, 1996                                 585,641             468,037
                                                                 ------------        ------------
     Total shareholders' equity                                    12,944,993          12,022,368
                                                                 ------------        ------------

       Total liabilities and shareholders' equity                $127,324,559        $115,646,936
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

                       VALLEY RIDGE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

---------------------------------------------------------------------------
                                                ---THREE MONTHS ENDED---             ---NINE MONTHS ENDED---
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                 -----------------------             -----------------------
                                                 1997              1996              1997              1996
                                                 ----              ----              ----              ----
Interest income
    Loans, including fees                     $2,209,716        $1,963,637        $6,369,400        $5,817,259
    Federal funds sold                            12,394            48,976            89,112           169,800
    Investment securities
      Taxable                                     99,786            98,695           272,658           323,315
      Nontaxable                                 196,319           183,277           586,733           507,441
                                              ----------        ----------        ----------        ----------
                                               2,518,215         2,294,585         7,317,903         6,817,815

Interest expense
    Deposits                                     885,275           799,644         2,584,304         2,382,619
    Other                                        121,119            80,355           352,844           249,835
                                              ----------        ----------        ----------        ----------
                                               1,006,394           879,999         2,937,148         2,632,454
                                              ----------        ----------        ----------        ----------


NET INTEREST INCOME                            1,511,821         1,414,586         4,380,755         4,185,361

Provision for loan losses                         15,000            15,600            75,000           106,800
                                              ----------        ----------        ----------        ----------


NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                              1,496,821         1,398,986         4,305,755         4,078,561

Other income
    Service charges and other income             232,183           272,567           723,149           778,787
    Gain on sale of investment securities         14,314               547            32,391            16,021
    Gain on sale of loans                          6,084             7,844            18,620            18,169
                                              ----------        ----------        ----------        ----------
                                                 252,581           280,958           774,160           812,977





Other expense
    Salaries and benefits                        618,310           572,956         1,876,322         1,727,208
    Occupancy                                     75,417            83,223           233,129           237,797
    Furniture and fixtures                        64,081            70,646           195,626           216,990
    Other                                        487,062           484,340         1,398,444         1,420,145
                                              ----------        ----------        ----------        ----------
                                               1,244,870         1,211,165         3,703,521         3,602,140
                                              ----------        ----------        ----------        ----------


INCOME BEFORE FEDERAL INCOME TAX                 504,532           468,779         1,376,394         1,289,398

Federal income tax expense                       105,020           113,298           273,719           319,319
                                              ----------        ----------        ----------        ----------


NET INCOME                                    $  399,512        $  355,481        $1,102,675        $  970,079
                                              ==========        ==========        ==========        ==========

Net income per share                          $      .81        $      .72        $     2.22        $     1.96
                                              ==========        ==========        ==========        ==========
Dividends per share                           $      .20        $      .20        $      .60        $      .60
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

                       VALLEY RIDGE FINANCIAL CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

---------------------------------------------------------------------------
                                                                      ---NINE MONTHS ENDED---
                                                                           SEPTEMBER 30,
                                                                      -----------------------
                                                                       1997             1996
                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $  1,102,675      $   970,079
  Adjustments to reconcile net income to net
    cash from operating activities
    Depreciation                                                       152,636          158,024
    Amortization of:
      Premiums and discounts on securities, net                         32,221           78,093
      Goodwill and core deposit intangibles                             23,124           18,734
    Provision for loan losses                                           75,000          106,800
    Gain on sale of securities                                         (32,391)         (16,021)
    Gain on sale of loans                                              (19,856)         (18,169)
    Loans originated for sale                                       (2,470,600)      (2,407,440)
    Proceeds from loans sold                                         2,423,498        2,425,609
    Net change in:
      Accrued interest receivable and other assets                    (411,289)           7,043
      Accrued expenses and other liabilities                           467,474       (1,207,916)
                                                                  ------------      -----------
        Net cash provided by operating activities                    1,342,492          114,836

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans                                               (5,707,129)         386,525
  Proceeds from:
    Sales of securities available for sale                           4,477,154        4,042,300
    Repayments and maturities of securities
      available for sale                                             2,285,924        3,427,383
  Purchase of:
    Loans                                                           (3,542,782)        (873,575)
    Securities available for sale                                   (8,043,609)      (7,937,796)
    Federal Home Loan Bank stock                                      (206,000)        (125,700)
    Premises and equipment, net                                       (585,610)         (57,067)
                                                                  ------------      -----------
      Net cash used in investing activities                        (11,322,052)      (1,137,930)

---------------------------------------------------------------------------
                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

---------------------------------------------------------------------------
                                                                      ---NINE MONTHS ENDED---
                                                                           SEPTEMBER 30,
                                                                      -----------------------
                                                                       1997             1996
                                                                       ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                $    22,550
  Net change in Federal funds purchased                                               2,800,000
  Net change in securities sold under agreement
    to repurchase                                                                       411,341
  Net increase (decrease) in deposits                             $  7,226,515       (3,466,524)
  Advances from Federal Home Loan Bank                               5,000,000        1,000,000
  Payment on Federal Home Loan Bank advance                         (2,000,000)        (800,000)
  Dividends paid                                                      (297,653)        (275,411)
  Retirement of fractional shares                                                        (1,428)
                                                                  ------------      -----------
    Net cash provided by (used in) financing
      activities                                                     9,928,862         (309,472)
                                                                  ------------      -----------

Net change in cash and cash equivalents                                (50,698)      (1,332,566)

Cash and cash equivalents at beginning of period                     7,516,367       10,083,451
                                                                  ------------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  7,465,669      $ 8,750,885
                                                                  ============      ===========

Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest                                                      $  2,929,719      $ 2,917,356
    Income taxes                                                       249,308          475,047

---------------------------------------------------------------------------

  See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

---------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The unaudited financial statements for the three and nine months ended September 30, 1997 and 1996 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation
     S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) that are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 1997 should not be considered as indicative of the results to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-KSB for the year ended December 31, 1996.


2.  ALLOWANCE FOR LOAN LOSSES

    The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30, 1997:

           Balance at January 1, 1997                       $1,182,154
             Provision for loan losses charged
               to operating expense                             75,000
             Recoveries on loans previously charged
               to the allowance                                 26,401
             Losses charged off                               (166,102)
                                                            ----------
           Balance at September 30, 1997                    $1,117,453
                                                            ==========

---------------------------------------------------------------------------

                       VALLEY RIDGE FINANCIAL CORP.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

---------------------------------------------------------------------------


3.  OTHER BORROWINGS

     At September 30, 1997, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

        TYPE         INTEREST RATE       MATURITY DATE            AMOUNT
        ----         -------------       -------------            ------
        Adjustable       5.533%          October 8, 1997       $ 3,000,000
        Fixed            5.260          February 1, 1999         1,000,000
        Fixed            5.230          February 1, 1999         2,000,000
        Fixed            6.070              July 9, 1999         2,000,000
        Fixed            6.080        September 22, 1999         3,000,000
                                                               -----------

                                                               $11,000,000
                                                               ===========

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


4.  EARNINGS PER COMMON SHARE

    Earnings per share are calculated on the basis of the weighted-average number of shares outstanding. Earnings per share amounts are based on 496,089 shares outstanding for the three and nine months ended September 30, 1997, respectively, and 495,589 and 495,377 shares outstanding for the three and nine months ended September 30, 1996, respectively. All share amounts have been restated to reflect stock dividends and splits.


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


RESULTS OF OPERATIONS

NET INCOME: Valley Ridge reported net income of $399,512 or $0.81 per share for the third quarter of 1997 compared to $355,481, or $.72 per share for the same period in 1996. Year to date net income was $1,102,675 or $2.22 per share for 1997 compared to $970,079 or $1.96 per share for 1996. The improvement was primarily a result of improved net interest income, partially offset by increased noninterest expense. Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge's future operating results.

NET INTEREST INCOME: Net interest income increased $97,235 or 6.9% to $1,511,821 for the three-month period ended September 30, 1997 and $195,394 or 4.7% to $4,380,755 for the nine-month period ended September 30, 1997 compared to the same periods in 1996. The increases in net interest income are primarily attributable to increases in net loans of $9,241,869 or 11.1% from September 30, 1996 to September 30, 1997.

PROVISION FOR LOAN LOSSES: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within Valley Ridge's loan portfolio. The provision declined to $15,000 for the three months ended September 30, 1997 from $15,600 for the same period in 1996 and declined to $75,000 for the nine months ended September
30, 1997 from $106,800 for the same period in 1996.   This decrease has
occurred as a result of management's assessment of the quality of loans in Valley Ridge's portfolio and management's assessment of the allowance for loan loss balance. Net charge-offs were approximately $108,000 for the third quarter of 1997 compared to net charge-offs of $128 for the same period in 1996. Net charge-offs, year to date, were $139,701 as of September
---------------------------------------------------------------------------

30, 1997 compared to net charge-offs of $372 for 1996. The increase in charge-offs is due in part to a substantial increase in the installment loan portfolio. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

NONINTEREST INCOME: Noninterest income for the three months ended September 30, 1997 was approximately $253,000 as compared to $281,000 for the same period in 1996. Noninterest income for nine months ended September 30, 1997 declined to $774,160 from $812,977 at September 30, 1996. The decreases in noninterest income for the three- and nine-month periods in 1997 are primarily attributable to lower gains on loan sales due to decreases in loan sale volume from 1996 to 1997.

NONINTEREST EXPENSE: The decrease in noninterest income was coupled with an increase in noninterest expense to approximately $1,245,000 and $3,704,000 for the three and nine months ended September 30, 1997, respectively, compared to $1,211,000 and $3,602,000 for the same periods in 1996, respectively. Salaries and benefits, including payments to certain employees for early retirement, increased 7.9% from $572,956 for the three months ended September 30, 1996 to $618,310 for the same period in 1997 and increased 8.6% from $1,727,208 for the nine months ended September 30, 1996 to $1,876,322 for the same period in 1997. The decrease in other expenses from $1,420,145 for the nine months ended September 30, 1996 to $1,398,444 for the same period in 1997 is due to legal and professional fees charged in 1996 related to the acquisition of Community Bank Corporation.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES:

Total assets increased approximately 10% or by $11.7 million to $127.3 million at September 30, 1997 compared to $115.6 million at December 31, 1996. Total liabilities increased by 10.4% or $10.8 million to $114.4 million at September 30, 1997 compared to $103.6 million at December 31, 1996. Total shareholders' equity increased by approximately $923,000 to approximately $12,945,000 at September 30, 1997. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts as well as an increase in the unrealized gain on securities available for sale.


---------------------------------------------------------------------------

Total loans increased by approximately $9.2 million or 10.9% to $93.7 million. A portion of the increase is due to the purchase of $3.5 million in loans through the third quarter of 1997, in addition to a substantial increase in the installment loan portfolio. Deposits increased by approximately $7.2 million or 7.6% to $102.2 million. The increase in deposits can be attributed to a new CD product offered by the Bank, and increased advertising due to the name change of the Bank after the consolidation with The Grant State Bank in 1996. The net loan to deposit ratio at September 30, 1997 has increased slightly to 90.5% from 87.7% as of December 31, 1996. The allowance for loan losses decreased by approximately $65,000 while maintaining a reserve of 1.2% of outstanding loans.

Valley Ridge paid dividends of $297,653 during the nine months ended September 30, 1997, compared to $275,411 paid during the same period in 1996.

Shareholders' equity as a percent of total assets was 10.2% at September 30, 1997 compared to 10.3% at December 31, 1996. Valley Ridge's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash and cash equivalents and investment securities totaled approximately $29 million at September 30, 1997 or about 22.8% of total assets. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

The principal source of funding for Valley Ridge continues to come from its deposit customers. As previously noted, deposits increased 7.6% during the first nine months of 1997 and management believes its deposit base will remain a stable source of funds for the remainder of 1997.

Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank ("FHLB"). As of September 30, 1997, Valley Ridge had outstanding advances from the FHLB totaling $11,000,000.

---------------------------------------------------------------------------

                        PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The following document is filed as an exhibit to this report on Form 10-QSB:

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

          27           Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.









---------------------------------------------------------------------------

                                SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VALLEY RIDGE FINANCIAL CORP.
                                   Registrant


Date:  November 14, 1997           /S/  MICHAEL MCHUGH
                                   Michael McHugh, Secretary/Treasurer
                                     (Principal Financial and Accounting
                                     Officer and Duly Authorized Signatory
                                     for the Registrant)






























---------------------------------------------------------------------------

                               EXHIBIT INDEX


          EXHIBIT
          NUMBER                 DOCUMENT
          ------                 --------

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