Form 10KSB40
period 1997-12-31
VALLEY RIDGE FINANCIAL CORP
filed 1998-03-31
CIK 1006962

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________

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

   Securities registered under Section 12(b) of the Exchange Act: NONE.

   Securities registered under Section 12(g) of the Exchange Act: NONE.

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes __X__     No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 1997, were $11,022,366.

As of February 5, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11,921,179.50. This amount is based on the sale price of $28.50 per share for the registrant's stock as of such date.

As of March 26, 1998, the registrant had outstanding 619,979 shares of Common Stock, par value $10.00 per share.

Transitional Small Business Disclosure Format (check one):  Yes _____
No __X__

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    Valley Ridge Financial Corp. (the "Corporation") is a Michigan bank holding corporation with its headquarters in Kent City, Michigan. The Corporation was formed on May 20, 1988. The Corporation is the parent company of Valley Ridge Bank, a Michigan banking corporation. Valley Ridge Bank is the Corporation's only subsidiary. Valley Ridge Bank owns a 20% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm.

    On July 1, 1996, Community Bank Corporation ("Community") merged with and into the Corporation (the "Merger"). The then-shareholders of Community received 152,159 shares of the Common Stock of the Corporation, $10 par value ("Valley Ridge Common Stock"), for the shares of common stock of Community that they held, in addition to cash in lieu of fractional shares. The Merger was treated as a pooling of interests for accounting purposes and the assets and liabilities of Community were carried forward in the Corporation's accounts.

    Effective at the close of business on December 6, 1996, the Corporation's two subsidiary banks, The Grant State Bank ("Grant") and Kent City State Bank ("Kent City"), were consolidated into a single banking corporation (the "Consolidation"). The purpose of the Consolidation was to allow the Corporation to further realize operational efficiencies and provide more consistent and improved service to the market areas that the Corporation had been servicing. The Consolidation resulted in a single bank named "Valley Ridge Bank" (the "Bank"). On December 31, 1997, the Bank had assets totaling $131 million, deposits of $105 million and shareholders' equity of $13 million.

    The Corporation and the Bank are engaged in the business of commercial banking, mortgage banking and other related activities. The Bank is a full service bank offering customary commercial banking services, which include commercial and retail loans, business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, automated transaction machine services, money transfer services and safe deposit facilities. No material part of the business of the Corporation or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Corporation.

    The principal markets for the Corporation's financial services are presently the Michigan communities in which the Bank's offices are located and the areas immediately surrounding those communities. The Corporation and the Bank serve these markets through eight offices located in Kent City, Coopersville, Egelston, Grant, Newaygo, Ravenna, Sparta and White Cloud, Michigan. This diversification allows the Bank to spread some of its market risk over a wider area and not be subject to downturns in any specific community. Within this market area, the Bank competes with various banks, savings and loan associations and credit unions. The Bank is the only bank with offices in Kent City and Grant, Michigan. Other banks and financial institutions have offices in some of the towns where the Bank's branches are located. The Corporation and the Bank have no material foreign assets or income.

    The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from savings and loan associations, credit unions, finance companies, insurance companies and investment and brokerage firms. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

    Banks and bank holding companies are extensively regulated. The Bank is chartered under state law and is supervised, examined and regulated by both the Financial Institutions Bureau of the Michigan Department of Consumer and Industry Services (the "FIB") and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation is regulated by the Federal Reserve Board. Deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law.

    Federal and state laws that govern banks significantly limit their business activities in a number of respects. Prior approval of the Federal Reserve Board, and in some cases various other government agencies, is required for the Corporation to acquire control of any additional banks or other operating subsidiaries. The business activities of the Corporation and the Bank are limited to banking and other activities that are determined by the Federal Reserve Board to be closely related to banking.

    The Corporation is a legal entity separate and distinct from the Bank. There are legal limitations on the extent to which the Bank can lend or otherwise supply funds to the Corporation. In addition, payment of dividends to the Corporation by the Bank is subject to various state and federal regulatory limitations.

    Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support it. Under federal law, the FDIC also has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semi-annual assessment rates on Bank Insurance Fund ("BIF") member banks to maintain the BIF at the designated reserve ratio required by law.

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

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of
1994 (the "Riegle-Neal Act") substantially changed the geographic constraints applicable to the banking industry. The Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act also allowed banks to establish interstate branch networks through acquisitions of other banks. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

    Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner of the FIB,
(i) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (ii) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (iii) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (iv) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (v) establishment by foreign banks of branches located in Michigan.

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

    The Corporation and the Bank employed approximately 85 persons (76 persons on a full-time equivalent basis) at December 31, 1997.

    Certain statistical information describing the business of the Corporation follows. Additional statistical information describing the business of the Corporation and the Bank appears in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this report and in the Consolidated Financial Statements and notes thereto included in Item 7 of this report.

ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO

    The following table shows, by class of maturities at December 31, 1997, the amounts and weighted average yields of investment securities<F1>:

                                                          CARRYING    AVERAGE
                                                           VALUE     YIELD <F2>
                                                           -----     ----------
                                                        (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. Government corporations and agencies
       One year or less                                   $    --         --%
       Over one through five years                          3,063       6.65
       Over five through ten years                          3,005       6.97
       Over ten years                                          --         --
                                                          -------       ----
         Total                                            $ 6,068       6.81%

Obligations of states and political subdivisions
       One year or less                                   $ 2,118       9.14%
       Over one through five years                          2,043       9.64
       Over five through ten years                          2,736       9.65
       Over ten years                                       9,035       8.58
                                                          -------       ----
         Total                                            $15,932       8.97%




Mortgage-backed securities and other                      $ 1,300       7.57%

       Total                                              $23,300       8.32%
                                                          =======       ====

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

As of December 31, 1997, the securities of no issuer except the U.S. Government had an aggregate carrying value that exceeded 10% of shareholders' equity.

LOAN PORTFOLIO

     The following table shows the maturity of commercial, consumer, real estate construction and agricultural loans outstanding at December 31, 1997. Real estate construction loans are residential non-owner occupied. Also provided below are the amounts due after one year classified according to the terms of the loans. Demand loans, loans with no stated maturity and overdrafts are reported as due in one year or less.

                                        DUE IN      DUE AFTER ONE     DUE
                                        ONE YEAR    YEAR THROUGH     AFTER
                                        OR LESS      FIVE YEARS    FIVE YEARS
                                        -------      ----------    ----------
                                               (Dollars in thousands)
Commercial                              $15,191       $19,785        $1,139
Consumer                                  1,880        11,455           536
Real estate                               9,037        21,939         4,463
Agricultural                              1,748         4,378           866
                                        -------       -------        ------
                                        $27,856       $57,557        $7,004
                                        =======       =======        ======




Loans due after one year
  With fixed rates                                    $46,316        $3,206
  With floating rates                                  11,241         3,798
                                                      -------        ------

     Total                                            $57,557        $7,004
                                                      =======        ======

AVERAGE DEPOSITS

     The time remaining until maturity of time certificates of deposit of $100,000 or more at December 31, 1997 were as follows:

          Three months or less                              $2,696,439
          Over three months through six months               2,026,664
          Over six months through twelve months              1,946,517
          Over twelve months                                   962,794

             Total                                          $7,632,414
                                                            ==========

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Corporation maintains its offices and conducts its business operations from the principal banking office of the Bank in Kent City, Michigan. The Corporation owns one parcel of approximately five acres of land at 450 West Muskegon Street in Kent City, Michigan, and a vacant lot in an industrial park in Coopersville, Michigan. The land in Kent City is the site of the new main office of the Corporation and the Bank. This structure is under construction and is approximately 60% completed (total 24,000 square feet). The estimated cost of the project is $2.8 million.

     The Bank's principal office is located at 6 North Main Street, Kent City, Michigan. These premises encompass approximately 12,724 square feet in two buildings, all of which are occupied by the Bank and the Corporation. The Bank owns the premises occupied by its branch offices at the following addresses, all of which are in Michigan: 10 West Main Street, Grant (4,051 square feet), the corner of M-37 and M-82 (1,450 square feet), 661 West Randall Road, Coopersville (1,950 square feet); 3069 Slocum Road, Ravenna (3,300 square feet); 5475 Apple Avenue, Egelston (3,300 square feet); and 11 South State Street, Sparta (1,040 square feet). The Bank leases its office at 47 South Charles Street, White Cloud, Michigan (approximately 500 square feet). The Corporation believes all of its and the Bank's properties are in good condition and repair and are adequately covered by insurance.

     As part of its business, the Bank generates all types of mortgages. The Bank occasionally purchases mortgages as part of its business, but typically relies on its ability to generate mortgages for most purposes.


ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Corporation or the Bank is party, as plaintiff or defendant, to legal proceedings in the normal course of operations. No pending litigation is considered material at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for Valley Ridge Common Stock. Transactions in Valley Ridge Common Stock are occasionally effected by individuals on an informal basis. Some transactions are effected through the involvement of local brokerage firms. The prices at which such transactions are effected are only occasionally reported to the Corporation. As of December 31, 1997, there were approximately 499 record holders of shares of Valley Ridge Common Stock.

     The Corporation has paid regular cash dividends since June 30, 1989. The following table summarizes the quarterly cash dividends paid to common shareholders during the last two full years, retroactively adjusted for a 5-for-4 stock split during October 1997, which was effected in the form of a stock dividend:

              QUARTER           1996         1997
              -------           ----         ----
              1st               $.16         $.16
              2nd                .16          .16
              3rd                .16          .16
              4th                .16          .22
                                ----         ----
              Total             $.64         $.70
                                ====         ====

     Holders of Valley Ridge Common Stock are entitled to receive dividends when, as and if declared by the Corporation's board of directors out of funds legally available for that purpose. The earnings of the Corporation, through dividends paid by the Bank, are the principal source of funds to pay cash dividends. Consequently, cash dividends are dependent upon the earnings, capital needs, regulatory constraints and other factors affecting the Corporation. Federal and state banking laws and regulations place certain restrictions on the amount of dividends and loans that a bank can pay to its parent company. These restrictions are not expected to prohibit the Corporation from continuing its normal dividend policy.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion is provided by the Corporation's management as its analysis of the consolidated financial condition and results of operations of the Corporation. This analysis should be read in conjunction with the consolidated financial statements and related notes. As more fully described in Note 2 of the consolidated financial statements, the Corporation merged with Community Bank Corporation in 1996 in a business combination accounted for under the pooling-of-interests method of accounting.

TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     RESULTS OF OPERATIONS. The Corporation reported net income of $1,481,712 or $2.39 per share for 1997. This was 22.1% higher than the $1,213,675, or $1.96 per share, earned in 1996. The increase in net income was primarily a result of increased net interest income from $5,618,111 in 1996 to $5,920,713 in 1997, along with a decrease in expenses due to costs incurred in connection with the Merger in 1996.

     The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities.

                                                                     YEARS ENDED DECEMBER 31,
                                 . . . . . . . . . . 1 9 9 7 . . . . . . . .        . . . . . . . . . 1 9 9 6. . . . . . . .
                                   AVERAGE                           AVERAGE        AVERAGE                          AVERAGE
                                   BALANCE           INTEREST         RATE          BALANCE           INTEREST        RATE
                                   -------           --------         ----          -------           --------        ----
Taxable investment
 securities                      $  6,707,055       $   414,079       6.17%       $  6,767,139       $  409,635       6.05%
Tax-exempt securities <F1>         13,217,462         1,202,770       9.10          11,831,352        1,088,706       9.20
                                 ------------       -----------                   ------------       ----------
 Total securities                  19,924,517         1,616,849       8.11          18,598,491        1,498,341       8.06
Loans <F2>                         89,814,550         8,648,756       9.63          82,520,055        7,858,041       9.52
Federal funds sold                  2,209,315           113,259       5.13           3,678,014          208,483       5.67
                                 ------------       -----------                   ------------       ----------
 Total earning assets             111,948,382        10,378,864       9.27         104,796,560        9,564,865       9.13

Nonaccrual loans                      162,015                                           82,576

Less allowance for loan
 losses                            (1,175,479)                                      (1,204,067)
Cash and due from banks             5,741,211                                        5,358,165
Other non-earning assets            5,379,438                                        4,973,138
                                 ------------                                     ------------

 Total assets                    $122,055,567                                     $114,006,372
                                 ============                                     ============

                                      10

                                                                     YEARS ENDED DECEMBER 31,
                                 . . . . . . . . . . 1 9 9 7 . . . . . . . .        . . . . . . . . . 1 9 9 6. . . . . . . .
                                   AVERAGE                           AVERAGE        AVERAGE                          AVERAGE
                                   BALANCE           INTEREST         RATE          BALANCE           INTEREST        RATE
                                   -------           --------         ----          -------           --------        ----
Interest-bearing demand
 deposits                        $ 13,008,853       $  210,677        1.62%       $ 11,207,524       $  207,371       1.85%
Savings deposits                   28,178,318          740,033        2.63          31,956,320          790,344       2.47
Time deposits                      43,747,811        2,550,362        5.83          38,361,407        2,163,767       5.64
                                 ------------       ----------                    ------------       ----------
 Total interest-bearing
   deposits                        84,934,982        3,501,072        4.12          81,525,251        3,161,482       3.88
Other borrowings                    9,015,974          514,853        5.71           6,373,150          361,914       5.68
                                 ------------       ----------                    ------------       ----------
 Total interest-bearing
   liabilities                     93,950,956        4,015,925        4.27          87,898,401        3,523,396       4.01
                                                    ----------                                       ----------

Demand deposits                    14,381,087                                       13,247,326
Other liabilities                   1,141,626                                        1,129,502
                                 ------------                                     ------------
 Total liabilities                109,473,669                                      102,275,229
Average equity                     12,581,898                                       11,731,143
                                 ------------                                     ------------

 Total liabilities and
   equity                        $122,055,567                                     $114,006,372
                                 ============                                     ============

Net interest income                                 $6,362,939                                       $6,041,469
                                                    ==========                                       ==========
Rate spread                                                           5.00                                            5.12
Net interest margin                                                   5.68                                            5.76

<F1> Yields reflected have been computed on a tax equivalent basis using a marginal tax rate of 34%.

<F2> Average outstanding balances exclude non-accruing loans.

     The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

                                                                 YEAR ENDED DECEMBER 31,
                                      . . . . . . 1997 OVER 1996. . . . .      . . . . . .1996 OVER 1995 . . . . . .
                                       TOTAL         VOLUME        RATE         TOTAL         VOLUME          RATE
                                       -----         ------        ----         -----         ------          ----
Increase (decrease) in interest
 income
 Loans                                $790,715      $701,549     $ 89,166      $219,001      $473,329      $(254,328)
 Taxable securities                      4,444        (3,659)       8,103      (117,043)      (86,654)       (30,389)
 Nontaxable securities                 114,064       126,256      (12,192)      230,554       254,960        (24,406)
 Federal funds sold                    (95,224)      (76,829)     (18,395)       38,599        38,724           (125)
                                      --------      --------     --------      --------      --------      ---------
   Net change in tax-
    equivalent income                  813,999       747,317       66,682       371,111       680,359       (309,248)

Increase (decrease) in interest
 expense
 Interest-bearing demand
   deposits                              3,306        30,989      (27,683)      (60,072)      (12,261)       (47,811)
 Savings deposits                      (50,311)      (97,233)      46,922       (85,252)       (4,774)       (80,478)
 Time deposits                         386,595       312,045       74,550        69,972        77,411         (7,439)
 Other borrowings                      152,939       150,906        2,033       202,824       226,305        (23,481)
                                      --------      --------     --------      --------      --------      ---------

   Net change in interest
    expense                            492,529       396,707       95,822       127,472       286,681       (159,209)
                                      --------      --------     --------      --------      --------      ---------

    Net change in tax-
     equivalent net
     interest income                  $321,470      $350,610     $(29,140)     $243,639      $393,678      $(150,039)
                                      ========      ========     ========      ========      ========      =========

     Net interest margin remained strong at 5.68% for 1997, a decline of 8 basis points from 1996. Average loans increased by 8.8% to $89,814,550 with year-to-year increases in consumer and commercial loans of 25.7% and 19.2% in 1997. The increase in consumer loans is primarily due to an increase in dealer indirect lending. The increase in commercial loans is due to internal growth generated by commercial loan officers and increased participations with other financial institutions. Average securities increased 7.1% to $19,924,517. Yields on assets and rates paid on cost of funds both increased resulting in positive rate variances which were partially offset by negative volume variances for federal funds. Average deposits were stable, increasing 4.8% or $4,543,492. Average other borrowings increased by nearly $2,650,000 to $9,015,974, and average equity increased $850,755, a 7.3% increase.

     The provision for loan losses was $190,000 and $117,200 for 1997 and 1996. The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The activity in the allowance is included in Note 5 to the consolidated financial statements. Most of the loans charged-off were consumer loans.

                                                                    AS OF AND FOR THE YEARS
                                                                      ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                     1997             1996
                                                                     ----             ----
Balance at beginning of year                                      $1,182,154       $1,109,099
Provision charged to operating expense                               190,000          117,200
Recoveries on loans previously charged to the allowance               42,725           56,025
Loans charged off                                                   (228,107)        (100,170)
                                                                  ----------       ----------
  Net charge-offs                                                   (185,382)         (44,145)
                                                                  ----------       ----------
Balance at end of year                                             1,186,772        1,182,154
                                                                  ==========       ==========
Allowance for loan losses as a percentage of:
  Total loans as of year-end                                            1.28%            1.40%
Ratio of net charge-offs to average total loans outstanding
  during the year                                                      .0021            .0005

     The allowance for loan losses was 57.6% of impaired loans at December 31, 1997. Loan recoveries were about 43% of the prior year's charge-offs. Net charge-offs for 1997 increased from $44,000 to $185,000. Management increased the level of provision expense as a result from $117,000 in 1996 to $190,000 in 1997. The net effect was a $5,000 increase in the allowance balance at December 31, 1997. These factors result in a decrease in the allowance to total loan coverage from 1.40% to 1.28%. Management believes that this level of reserve is adequate to cover potential problem credits in the loan portfolio.

     The balance of impaired loans at December 31, 1997 of $2,059,760 is $1,803,656 higher than at December 31, 1996. This increase is due primarily to two commercial credits which are not performing as agreed and are thus considered impaired under Statement of Accounting Standards No.
114. As indicated in Note 5 of the consolidated financial statements, management does not anticipate significant loss exposure relating to the loans classified as impaired and has established specific reserves of only $2,000 against those loans due to favorable collateral positions.

     The allowance for loan losses was allocated in the amount deemed reasonably necessary to provide for possible losses within the following loan categories as of December 31:

                                                   1 9 9 7                                  1 9 9 6
                                                   -------                                  -------
     BALANCE AT END OF               PRINCIPAL    ALLOCATED    % OF TOTAL     PRINCIPAL    ALLOCATED    % OF TOTAL
    PERIOD ALLOCATED TO               BALANCE     ALLOWANCE       LOANS        BALANCE     ALLOWANCE       LOANS
    -------------------               -------     ---------       -----        -------     ---------       -----
 Commercial and agricultural          $43,108       $  268        47.00%       $37,820       $  267        45.00%
 Real estate - mortgages               35,438           67        38.00         35,634           67        42.00
 Consumer                              13,871          202        15.00         11,033          201        13.00
 Unallocated                                           650                                      647
                                      -------       ------       ------        -------       ------       ------

                                      $92,417       $1,187       100.00%       $84,487       $1,182       100.00%
                                      =======       ======       ======        =======       ======       ======

     Noninterest income was $1,085,728 and $1,089,720 for 1997 and 1996, respectively. The decrease was primarily a result of reduced service charge income for 1997 compared to 1996. Noninterest expense decreased to $4,921,337 compared to $5,010,664 in 1996. The reduction in service charge income is due to some differences in 1996 in customer deposit account structure between The Grant State Bank and Valley Ridge Bank, as well as reduced levels of NSF checks drawn on the Bank. Noninterest expense was higher in 1996 when compared to 1997 largely because of costs associated with the Merger. These costs were $223,000 in 1996. Salaries and benefits increased 2.5% in 1997 to $2,443,936 from $2,383,880 in 1996, and supplies were up 12.1% to $230,298 while occupancy costs decreased 3.2% to $324,255. The increase in supplies is due to new supplies required as a result of the Merger and change of the Bank's name from Kent City State Bank to Valley Ridge Bank. In addition, data processing expenses increased by $58,997 due to additional data processing needs of the consolidated Bank.

     As discussed in Note 13 to the consolidated financial statements, the Corporation is constructing a new corporate office in Kent City, Michigan. The cost of constructing the new facility is estimated at $2.8 million.

While this will result in increased occupancy expense, management believes the new offices will contribute to the Corporation's continued growth and increase operating efficiency.

     The back room support operations of the former Community Bank Corporation in Grant and Newaygo were consolidated with those of the Corporation in Kent City in December 1996. Grant and Newaygo offices are now operated as Bank branches. In 1997, the Corporation began realizing some cost savings through operational efficiencies from the Merger and expects further realization of cost savings from the Consolidation in 1998.

     Following are overall return percentages and the dividend pay-out ratio for the past two years:

                                                         1997      1996
                                                         ----      ----
     Return on assets                                    1.13%     1.06%
     Return on equity                                   11.14     10.35
     Dividend pay-out ratio                             29.29     30.81
     Equity to assets ratio                             10.16     10.40

     Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge's future operating results or financial condition.

     FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES. Total assets increased by slightly more than 13% or $15,227,573 to $130,874,509 at December 31, 1997 compared to $115,646,936 at December 31, 1996. This growth is attributable primarily to growth in the loan portfolio which was funded by deposit growth and increased Federal Home Loan Bank borrowings. Total liabilities increased by slightly more than 13% or $13,952,565 to $117,577,133 at December 31, 1997 compared to $103,624,568 at December 31,
1996. The increase in shareholders' equity is due to retention of earnings, and an increase of $230,730 in the unrealized gain on securities available for sale.

     Total loans increased by 9.4% or $7,930,341 from the balance at December 31, 1996 to $92,417,342 at December 31, 1997. Deposits increased by $10,639,388 or 11.3% to $105,174,935 at December 31, 1997. The increase in deposits is due to the opening of the White Cloud branch during 1997, as well as a certificate of deposit promotion offered by the Bank. The remainder of the increase in deposits is due to improved marketing efforts of the Bank with the change in name and logo of the Bank. The overall impact of these two changes was a decrease in the net loan to deposit ratio to 86.7% at December 31, 1997 compared to 88.1% at December 31, 1996. The allowance for loan losses increased by only $4,618 causing the ratio of reserves to outstanding loans to decrease from 1.40% at December 31, 1996 to 1.28% at December 31, 1997.

     Valley Ridge paid dividends totaling $434,049 in 1997, compared to $374,528 paid during 1996.

     The Corporation's capital ratios exceeded the minimum levels prescribed by the Federal Reserve Board, as shown in Note 15 of the consolidated financial statements.

     Total cash, cash equivalents and investment securities totaled $31,803,042 at December 31, 1997 or approximately 24.3% of total assets. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

     Accrued expenses and other liabilities increased by 62.5%, or $430,334 from 1996. Included in this increase are an increase in federal income tax payable of 101.8% to $158,730, an increase in accrued deferred director expenses of 62.3% to $408,345, and an increase in the deferred tax portion of the unrealized gains on securities available for sale of 49.6% to $359,971.

     Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. Valley Ridge Bank has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Valley Ridge Bank had $283,745 and $400,902 in repurchase agreements at year end 1997 and 1996.

     The Corporation had $11,000,000 and $8,000,000 in advances from the Federal Home Loan Bank at year end 1997 and 1996. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding.

     The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1997.

                                                         MATURITY OR REPRICING FREQUENCY
                                                         -------------------------------
                                         0-3 MONTHS       3-12 MONTHS         1-5 YEARS         5 YEARS+
                                        ------------      ------------       -----------       -----------
INTEREST-EARNING ASSETS
Loans                                   $ 35,779,000      $ 15,890,000       $38,151,000       $ 2,597,000
Investment securities                        100,000         2,252,299         6,172,448        14,775,533
Federal funds sold                         3,000,000
                                        ------------      ------------       -----------       -----------
  Total                                 $ 38,879,000      $ 18,142,299       $44,323,448       $17,371,533
                                        ============      ============       ===========       ===========

INTEREST-BEARING LIABILITIES
Certificates of deposit                 $ 13,106,377      $ 21,420,612       $12,980,028       $    36,940
Savings accounts                          15,779,490
Money market accounts                     14,768,774
Now accounts                              10,617,089
FHLB Loan                                  3,000,000                           8,000,000
                                        ------------      ------------       -----------       -----------
  Total                                 $ 57,271,730      $ 21,420,612       $20,980,028       $    36,940
                                        ============      ============       ===========       ===========

Interest sensitivity gap                $(18,392,730)     $ (3,278,313)      $23,343,420       $17,334,593
                                        ============      ============       ===========       ===========

Cumulative gap                                            $(21,671,043)      $ 1,672,377       $19,006,970
                                                          ============       ===========       ===========

     The above table is based on contractual terms. Savings accounts, money market accounts, and NOW accounts are subject to immediate withdrawal and are presented as repricing in the earliest period presented. Although demand and savings accounts, for which rates paid are not readjusted on a pre-established contract cycle and are subject to immediate withdrawal, are presented as repricing in the 0-3 months period; management believes that these types of accounts are not as sensitive to changes in interest rates in the short-term as this presentation would indicate. The Corporation is liability sensitive in periods out to 12 months in the amount of $21,671,043, however, this is offset in the 1-5 years period with a positive interest sensitivity gap of $23,343,420. The cumulative gap increases to $19,006,970 for all time periods. Management strives to maintain a positive cumulative gap for periods out to five years. The practice of underwriting loans with maturity dates of five years or less and with variable rates allows for a repricing of those assets over a relatively short period. Additionally, management does not aggressively price deposits, preferring to maintain a level of lending supported primarily by its base of core deposits. The Corporation's asset/liability management committee meets semi-annually, or more often as needed, to review gap positions and determine management strategies for loan and deposit pricing, purchase and sale of securities, and other borrowing decisions.

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

     IMPACT OF ACCOUNTING STANDARDS EFFECTIVE IN FUTURE PERIODS. In 1997, the Financial Accounting Standards Board issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, which will require, in 1998, the reporting of comprehensive income (net income plus changes in holding gains and losses on available for sale securities) and Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which may require redetermination of industry segment financial information beginning in 1998. Management does not anticipate that adoption of these standards will have a significant impact on the Corporation's consolidated financial statements.

     YEAR 2000 COMPLIANCE. The Corporation is currently in the process of addressing an issue that is facing all users of automated information systems. The issue is that many computer systems that process transactions based on two digits representing the year of the transaction may recognize a date using "00" as the year 1900 rather than the year 2000. The inability to correctly recognize "00" as the year 2000 could affect a wide variety of automated information systems, such as mainframe applications, personal computers and communication systems, in the form of software failure, errors or miscalculations.

     The Corporation has developed a plan to prepare for the year 2000. This plan includes the performance of an inventory of software applications (approximately 50% complete), communicating with third party vendors and suppliers, and obtaining certifications of compliance from third party providers. The Corporation's core computer services provider, West Shore Computer Services, Inc. ("West Shore") (20% of the stock of which is owned by the Corporation) has implemented its own plan to perform an inventory of its systems and ensure that its systems are year 2000 compliant. The Corporation believes that West Shore has completed approximately 15% of its plan.

     The Corporation will continue to assess the impact of the year 2000 issue on the remainder of its computer-based systems and applications throughout 1998. The Corporation's goal is to perform tests of its systems and applications during 1998 and to have all systems and applications compliant with the century change by early 1999.

     The Corporation is continuing to seek assurances that the systems of other companies on which the Corporation's systems rely will be timely converted or modified. If such modifications and conversions are not completed timely, their inability to correctly recognize the year 2000 could have an adverse impact on the operations of the Corporation.

     The Corporation believes that with modifications to existing software and conversions to new software, the year 2000 issue should not pose significant operational problems for its computer systems and that costs to be incurred are not expected to be material to the Corporation's results of operations, liquidity or capital resources.

     The date on which the Corporation projects it will complete the year 2000 modifications was based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Corporation's systems rely to modify or convert their systems to be year 2000 compliant, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     FORWARD-LOOKING STATEMENTS. This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions

("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

     Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

ITEM 7.  FINANCIAL STATEMENTS.

                       VALLLEY RIDGE FINANCIAL CORP.
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1997 and 1996

---------------------------------------------------------------------------
                                                                1997                        1996
                                                                ----                        ----
ASSETS
  Cash and due from banks                                   $  5,502,762                $  4,916,367
  Federal funds sold                                           3,000,000                   2,600,000
                                                            ------------                ------------
     Total cash and cash equivalents                           8,502,762                   7,516,367

  Securities available for sale                               23,300,280                  18,784,567
  Other securities                                             1,345,596                   1,128,346

  Total loans                                                 92,417,342                  84,487,001
  Allowance for loan losses                                   (1,186,772)                 (1,182,154)
                                                            ------------                ------------
                                                              91,230,570                  83,304,847

  Accrued interest receivable                                  1,084,995                     928,754
  Premises and equipment - net                                 3,428,200                   2,249,164
  Other assets                                                 1,982,106                   1,734,891
                                                            ------------                ------------

     Total assets                                           $130,874,509                $115,646,936
                                                            ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing                                    $ 16,465,625                $ 14,889,481
     Interest-bearing                                         88,709,310                  79,646,066
                                                            ------------                ------------
       Total                                                 105,174,935                  94,535,547
  Securities sold under agreement to repurchase                  283,745                     400,902
  Other borrowings                                            11,000,000                   8,000,000
  Accrued expenses and other liabilities                       1,118,453                     688,119
                                                            ------------                ------------
     Total liabilities                                       117,577,133                 103,624,568





Shareholders' equity
  Common stock, $10 par value:  1,000,000 shares
     authorized and 619,979 shares outstanding in
     1997; 1,000,000 shares authorized and 496,089
     shares outstanding in 1996                                6,199,790                   4,960,890
  Surplus                                                      1,396,736                   1,396,736
  Retained earnings                                            5,002,083                   5,196,705
  Net unrealized gain on securities available for sale           698,767                     468,037
                                                            ------------                ------------
     Total shareholders' equity                               13,297,376                  12,022,368
                                                            ------------                ------------

       Total liabilities and shareholders' equity           $130,874,509                $115,646,936
                                                            ============                ============

                       VALLEY RIDGE FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                          Years ended December 31

---------------------------------------------------------------------------
                                                       1997               1996            1995
                                                       ----               ----            ----
Interest income
  Loans, including fees                             $8,615,472         $7,804,843      $7,600,074
  Federal funds sold                                   113,259            208,483         169,884
  Securities
     Taxable                                           414,079            409,635         526,678
     Nontaxable                                        793,828            718,546         566,380
                                                    ----------         ----------      ----------
      Total interest income                          9,936,638          9,141,507       8,863,016

Interest expense
  Deposits                                           3,501,072          3,161,482       3,236,834
  Other                                                514,853            361,914         159,090
                                                    ----------         ----------      ----------
     Total interest expense                          4,015,925          3,523,396       3,395,924
                                                    ----------         ----------      ----------

NET INTEREST INCOME                                  5,920,713          5,618,111       5,467,092

Provision for loan losses                              190,000            117,200         122,400
                                                    ----------         ----------      ----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                        5,730,713          5,500,911       5,344,692

Noninterest income
  Service charges                                      796,071            861,687         753,122
  Net realized gain on sale of securities               32,391             11,008           9,611
  Net realized gain on sale of loans                    28,912             31,280           8,931
  Other income                                         228,354            185,745         129,330
                                                    ----------         ----------      ----------
     Total noninterest income                        1,085,728          1,089,720         900,994

Noninterest expense
  Salaries and benefits                              2,443,936          2,383,880       2,172,850
  Occupancy                                            324,255            335,095         276,788
  Furniture and fixtures                               268,446            302,912         311,595
  Legal and professional fees                          178,753            393,024         149,708
  FDIC insurance premium                                 9,249              4,000         104,706


  Data processing                                      250,005            191,008         185,880
  Supplies                                             230,298            205,462         144,769
  Other expense                                      1,216,395          1,195,283       1,143,083
                                                    ----------         ----------      ----------
     Total noninterest expenses                      4,921,337          5,010,664       4,489,379
                                                    ----------         ----------      ----------

INCOME BEFORE FEDERAL INCOME TAX                     1,895,104          1,579,967       1,756,307

Federal income tax expense                             413,392            366,292         423,110
                                                    ----------         ----------      ----------

NET INCOME                                          $1,481,712         $1,213,675      $1,333,197
                                                    ==========         ==========      ==========

Basic earnings per share                            $     2.39         $     1.96      $     2.16
                                                    ==========         ==========      ==========

Weighted average shares outstanding                    619,979            619,289         618,151
                                                    ==========         ==========      ==========

                                    VALLEY RIDGE FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      Years ended December 31

----------------------------------------------------------------------------------------------------
                                                                                NET UNREALIZED
                                                                                  GAIN (LOSS)
                                                                                 ON SECURITIES     TOTAL
                                       COMMON                       RETAINED       AVAILABLE    SHAREHOLDERS'
                                       STOCK         SURPLUS        EARNINGS       FOR SALE        EQUITY
                                       -----         -------        --------       --------        ------
BALANCE, JANUARY 1, 1995             $4,935,890     $1,359,371     $3,355,831     $(23,164)     $ 9,627,928

Net income for 1995                                                 1,333,197                     1,333,197

Sale of stock to ESOP
  (1,000 shares)                         10,000         15,690         (5,000)                       20,690

Cash dividend ($0.64 per share)                                      (325,039)                     (325,039)

Net change in unrealized gain
  (loss) on securities avail-
  able for sale, net of tax of
  ($276,105)                                                                       535,968          535,968
                                     ----------     ----------     ----------     --------      -----------

BALANCE, DECEMBER 31, 1995            4,945,890      1,375,061      4,358,989      512,804       11,192,744

Net income for 1996                                                 1,213,675                     1,213,675

Sale of stock to ESOP
  (1,500 shares)                         15,000         21,675                                       36,675

Cash dividend ($0.64 per share)                                      (374,528)                     (374,528)

Purchase of fractional shares                                          (1,431)                       (1,431)

Net change in unrealized gain
  (loss) on securities avail-
  able for sale, net of tax
  of $23,062                                                                       (44,767)         (44,767)
                                     ----------     ----------     ----------     --------      -----------

---------------------------------------------------------------------------

                              (Continued)

                                    VALLEY RIDGE FINANICAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      Years ended December 31

----------------------------------------------------------------------------------------------------
                                                                                NET UNREALIZED
                                                                                  GAIN (LOSS)
                                                                                 ON SECURITIES     TOTAL
                                       COMMON                       RETAINED       AVAILABLE    SHAREHOLDERS'
                                       STOCK         SURPLUS        EARNINGS       FOR SALE        EQUITY
                                       -----         -------        --------       --------        ------
BALANCE, DECEMBER 31, 1996           $4,960,890     $1,396,736     $5,196,705      $468,037      $12,022,368

Net income for 1997                                                 1,481,712                      1,481,712

Stock split (5 for 4)                 1,238,900                    (1,242,285)                        (3,385)

Cash dividend ($0.70 per share)                                      (434,049)                      (434,049)

Net change in unrealized gain
  (loss) on securities avail-
  able for sale, net of tax
  of ($118,861)                                                                     230,730          230,730
                                     ----------     ----------     ----------      --------      -----------

BALANCE, DECEMBER 31, 1997           $6,199,790     $1,396,736     $5,002,083      $698,767      $13,297,376
                                     ==========     ==========     ==========      ========      ===========














---------------------------------------------------------------------------

      See accompanying notes to consolidated financial statements.

                       VALLEY RIDGE FINANICAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended December 31

---------------------------------------------------------------------------
                                                                1997               1996            1995
                                                                ----               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $  1,481,712        $ 1,213,675     $ 1,333,197
  Adjustments to reconcile net income
     to net cash from operating activities
       Depreciation and amortization                             229,078            231,798         244,576
       Amortization of the premiums and
          discounts on securities, net                            37,827             94,979         112,300
       Provision for loan losses                                 190,000            117,200         122,400
       Gain on sale of securities                                (32,391)           (11,008)         (9,611)
       Gain on sale of loans                                     (28,912)           (31,280)         (8,931)
       Loans originated for sale                              (3,998,400)        (2,794,525)     (1,114,749)
       Proceeds from loans sold                                4,027,312          2,825,805       1,123,680
       Net change in
          Accrued interest receivable and
           other assets                                         (430,726)           (72,828)         99,803
          Accrued expenses and other liabilities                 311,473         (1,348,115)      1,041,191
                                                            ------------        -----------     -----------
             Net cash from operating activities                1,786,973            225,701       2,943,856

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans                                         (8,115,723)        (3,053,012)     (5,535,275)
  Proceeds from
     Sale of securities available for sale                     4,529,869          4,516,521       6,182,899
     Repayments and maturities of securities
       available for sale                                      3,489,823          4,539,552         135,022
     Repayments and maturities of securities
       held to maturity                                                                           2,053,546
  Purchases of
     Securities available for sale                           (12,191,250)        (9,756,265)     (9,208,090)
     Securities held to maturity                                                                   (800,000)
     Federal Reserve stock                                       (11,250)                           (24,000)
     FHLB stock                                                 (206,000)          (417,400)       (263,600)
     Premises and equipment                                   (1,380,844)          (108,427)       (166,108)
                                                            ------------        -----------     -----------
       Net cash from investing activities                    (13,885,375)        (4,279,031)     (7,625,606)

---------------------------------------------------------------------------

                              (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended December 31

---------------------------------------------------------------------------

                                                               1997                1996                1995
                                                               ----                ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                            $    36,675         $    20,690
  Payments for fractional shares                            $    (3,385)             (1,431)
  Net increase (decrease) in short-term
     borrowings                                                (117,157)            400,902            (100,000)
  Net increase (decrease) in deposits                        10,639,388          (1,775,372)          5,430,193
  Advances from Federal Home Loan Bank                        8,000,000           4,000,000           4,800,000
  Payments on Federal Home Loan
     Bank advances                                           (5,000,000)           (800,000)         (2,009,000)
  Dividends paid                                               (434,049)           (374,528)           (325,039)
                                                            -----------         -----------         -----------
       Net cash from financing activities                    13,084,797           1,486,246           7,816,844
                                                            -----------         -----------         -----------

Net change in cash and cash equivalents                         986,395          (2,567,084)          3,135,094

Cash and cash equivalents at beginning of year                7,516,367          10,083,451           6,948,357
                                                            -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 8,502,762         $ 7,516,367         $10,083,451
                                                            ===========         ===========         ===========

Supplemental disclosures of cash flow information
  Cash paid during the year for
     Interest                                               $ 3,924,056         $ 3,523,774         $ 3,361,552
     Income taxes                                               418,556             597,274             473,348

     Pursuant to the FASB implementation guide for SFAS No. 115, the Corporation transferred securities held to maturity with a fair value of $5,167,147 to securities available for sale in December 1995.




---------------------------------------------------------------------------

      See accompanying notes to consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Valley Ridge Financial Corp. and its wholly-owned subsidiary, Valley Ridge Bank, after elimination of significant intercompany transactions and accounts.

     NATURE OF OPERATIONS: Valley Ridge Financial Corp. ("Corporation") is a regional, community-based financial institution, that owns all of the outstanding stock of Valley Ridge Bank ("Bank"). The Bank's loan and deposit accounts are primarily with customers located in Western Michigan, within the counties of Kent, Ottawa, Muskegon and Newaygo.

     USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

     CASH FLOW REPORTING: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

     SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

     LOANS: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

     Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

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

     Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.


---------------------------------------------------------------------------

                              (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the respective assets.

     OTHER REAL ESTATE OWNED: Real estate properties acquired in collection of a loan are recorded at fair value at acquisition. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. The Corporation held approximately $61,000 of other real estate at December 31, 1997. The Corporation did not hold other real estate at December 31, 1996.

     SERVICING RIGHTS: Servicing rights represent the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

     INTANGIBLES: Purchased intangibles, primarily goodwill and core deposit value, are recorded at cost and amortized over the estimated lives. Goodwill amortization is straight-line over 25 years, and core deposit amortization is accelerated over 12 years.

     LONG-TERM ASSETS: These assets are reviewed for impairment under Statement of Financial Accounting Standards (SFAS) No. 121 when events indicate the carrying amount may not be recoverable.

     EMPLOYEE BENEFITS: The Corporation maintains profit sharing and 401(k) plans for substantially all employees. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. The 401(k) plan allows employee contributions up to 12% of employee compensation. Up to 6% of the contributions are matched at 50% by the Bank.

     The Corporation also maintains an Employee Stock Ownership Plan (ESOP) covering substantially all full-time employees after one year of service, which invests primarily in stock of Valley Ridge Financial Corp. The ESOP is accounted for in accordance with AICPA Statement of Position 93-6. Accordingly, compensation expense is recorded based on the cash or fair value of shares contributed or committed to be contributed to the plan.

     INCOME TAXES: Income tax expense is the sum of the current year income tax return liability plus the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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


---------------------------------------------------------------------------

                              (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     DIVIDEND RESTRICTIONS: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the Corporation or by the Corporation to shareholders.

     EARNINGS PER SHARE: Basic earnings per share is based on weighted-average common shares outstanding, including shares held by the ESOP. Diluted earnings per share further assumes issue of any dilutive potential common shares. For the periods presented, there were no potential common shares. The accounting standard for computing earnings per share (EPS) was revised for 1997, but had no effect on the EPS data reported by the Corporation for 1997 or prior years. Earnings per share data are restated for all subsequent stock dividends and splits.

     RECLASSIFICATIONS: Some items in prior financial statements have been reclassified to conform with the current presentation.


NOTE 2 - MERGER

     Valley Ridge Financial Corp. issued 152,159 shares of common stock in July 1996, in exchange for all of the outstanding shares of Community Bank Corporation common stock. The transaction was structured as a tax-free exchange and accounted for under the pooling-of-interests method of accounting. Accordingly, the Corporation's 1996 and 1995 consolidated financial statements include the results of Community Bank Corporation for all periods presented.


NOTE 3 - CASH AND DUE FROM BANKS

     Minimum cash balances, which are based on the deposit levels of the Bank, are required to be maintained by the Federal Reserve as legal reserve requirements. Cash balances restricted from usage due to these requirements were approximately $448,000 and $320,000 at December 31, 1997 and 1996, respectively.


NOTE 4 - SECURITIES

     The amortized cost and fair values of securities at year-end were as follows:

AVAILABLE FOR SALE
                                                                GROSS           GROSS
                                             AMORTIZED        UNREALIZED      UNREALIZED          FAIR
                                               COST             GAINS           LOSSES           VALUES
                                               ----             -----           ------           ------
1997
-----
  U.S. Treasury securities and
    obligations of U.S. Government
    corporations and agencies               $ 6,007,814       $   60,431                       $ 6,068,245
  Obligations of states and
    political subdivisions                   14,964,077          986,125       $(17,868)        15,932,334
                                            -----------       ----------       --------        -----------
                                             20,971,891        1,046,556        (17,868)        22,000,579
  Mortgage-backed securities                  1,269,652           30,407           (358)         1,299,701
                                            -----------       ----------       --------        -----------

                                            $22,241,543       $1,076,963       $(18,226)       $23,300,280
                                            ===========       ==========       ========        ===========

---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 4 - SECURITIES (Continued)

                                                                GROSS           GROSS
                                             AMORTIZED        UNREALIZED      UNREALIZED          FAIR
                                               COST             GAINS           LOSSES           VALUES
                                               ----             -----           ------           ------
1996
  U.S. Treasury securities and
    obligations of U.S. Government
    corporations and agencies               $   500,553       $       72                       $   500,625
  Obligations of states and
    political subdivisions                   14,492,219          693,876       $(32,192)        15,153,903
                                            -----------       ----------       --------        -----------
                                             14,992,772          693,948        (32,192)        15,654,528
  Mortgage-backed securities                  3,084,101           45,938                         3,130,039
                                            -----------       ----------       --------        -----------

                                            $18,076,873       $  739,886       $(32,192)       $18,784,567
                                            ===========       ==========       ========        ===========

OTHER SECURITIES

                                                      COST AND
                                                     FAIR VALUE
                                                     ----------
     1997
        Federal Reserve stock                        $  180,000
        Federal Home Loan Bank stock                  1,160,600
        Farmer Mac stock                                  4,996
                                                     ----------

                                                     $1,345,596
                                                     ==========





     1996
        Federal Reserve stock                        $  168,750
        Federal Home Loan Bank stock                    954,600
        Farmer Mac stock                                  4,996
                                                     ----------

                                                     $1,128,346
                                                     ==========

     The amortized cost and fair values of debt investment securities at year-end 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage-backed securities, are shown separately.

                                                  AMORTIZED            FAIR
                                                    COST              VALUES
                                                    ----              ------
  Due in one year or less                        $ 2,104,682       $ 2,118,422
  Due after one year through five years            4,971,832         5,106,625
  Due after five years through ten years           5,447,285         5,740,408
  Due after ten years                              8,448,092         9,035,124
                                                 -----------       -----------
                                                  20,971,891        22,000,579
  Mortgage-backed securities                       1,269,652         1,299,701
                                                 -----------       -----------

                                                 $22,241,543       $23,300,280
                                                 ===========       ===========

---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 4 - SECURITIES (Continued)

     Gross realized gains from sales of securities available for sale were $41,048, $27,748 and $39,295 for 1997, 1996 and 1995. Gross losses on those sales were $8,657, $16,740 and $29,684 for 1997, 1996 and 1995.

     Securities with a par value of approximately $400,000 and $1,526,000, were pledged to secure public deposits and for various other purposes as required or permitted by law at December 31, 1997 and 1996. Securities with a par value of $1,000,000 were pledged to secure short-term borrowings at December 31, 1997.


NOTE 5 - LOANS

Year-end loans are as follows:

                                                  1997                1996
                                                  ----                ----
  Commercial                                   $36,115,052         $30,295,008
  Residential real estate                       35,438,635          35,634,383
  Consumer                                      13,871,065          11,032,450
  Agricultural                                   6,992,590           7,525,160
                                               -----------         -----------

                                               $92,417,342         $84,487,001
                                               ===========         ===========

Loans serviced for others were $12,215,000 and $10,351,000 at year-end 1997 and 1996.

Activity in the allowance for loan losses is as follows:

                                                     1997            1996
                                                     ----            ----
  Balance at beginning of year                    $1,182,154      $1,109,099
  Provision charged to operating expense             190,000         117,200
    Recoveries on loans previously
      charged to the allowance                        42,725          56,025
    Loans charged off                               (228,107)       (100,170)
                                                  ----------      ----------

  Balance at end of year                          $1,186,772      $1,182,154
                                                  ==========      ==========

---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 5 - LOANS (Continued)

Impaired loans are as follows:

                                                                          1997              1996
                                                                          ----              ----
  Year-end loans with no allowance for loan losses allocated           $2,059,760         $256,104
  Year-end loans with allowance for loan losses allocated                  11,225            3,474
  Amount of the allowance allocated                                         2,000            1,500

  Average of impaired loans during the year                             1,247,719          119,578
  Interest income recognized during impairment                            103,995           11,541
  Cash basis interest income recognized                                   109,515            5,272

NOTE 6 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment are as follows:

                                                     ACCUMULATED         CARRYING
                                         COST        DEPRECIATION         VALUE
                                         ----        ------------         -----
1997
  Land                                $  305,422                        $  305,422
  Building and improvements            2,398,275      $  (928,748)       1,469,527
  Construction in progress               965,194                           965,194
  Furniture and equipment              2,734,763       (2,046,706)         688,057
                                      ----------      -----------       ----------

                                      $6,403,654      $(2,975,454)      $3,428,200
                                      ==========      ===========       ==========
1996
  Land                                $  305,422                        $  305,422
  Building and improvements            2,283,787      $  (866,479)       1,417,308
  Furniture and equipment              2,432,757       (1,906,323)         526,434
                                      ----------      -----------       ----------


                                      $5,021,966      $(2,772,802)      $2,249,164
                                      ==========      ===========       ==========

---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 7 - DEPOSITS

Deposits at year-end are summarized as follows:

                                                             1997               1996
                                                             ----               ----
  Noninterest-bearing demand deposit accounts            $ 16,465,625       $14,889,481
  Money market accounts                                    14,768,774        16,083,109
  NOW and Super NOW accounts                               10,617,089        10,096,697
  Savings accounts                                         15,779,490        15,663,298
  Certificates of deposit                                  47,543,957        37,802,962
                                                         ------------       -----------

                                                         $105,174,935       $94,535,547
                                                         ============       ===========

At year-end 1997 and 1996, stated maturities of all time deposits were as follows:

                                             1997              1996
                                             ----              ----
            1997                                            $22,483,104
            1998                          $34,526,988        11,583,040
            1999                            9,577,930         2,174,227
            2000                            2,510,232           719,059
            2001                              445,933           719,059
            2002                              445,933           124,473
            Thereafter                         36,941
                                          -----------       -----------

                                          $47,543,957       $37,802,962
                                          ===========       ===========

Time deposit accounts of $100,000 or more were approximately $7,632,000 and $5,170,000 at year-end 1997 and 1996.
---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 8 - BORROWINGS

     At year-end 1997, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

      TYPE           INTEREST RATE        MATURITY DATE            AMOUNT
      ----           -------------        -------------            ------
     Variable            5.779           October 22, 1998       $ 3,000,000
     Fixed               5.230           February 1, 1999         1,000,000
     Fixed               5.260           February 1, 1999         2,000,000
     Fixed               6.070               July 9, 1999         2,000,000
     Fixed               6.080         September 22, 1999         3,000,000
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


NOTE 9 - FEDERAL INCOME TAXES

The provision for income taxes consists of:

                                         1997               1996               1995
                                         ----               ----               ----
  Current expense                      $428,296           $440,219           $485,215
  Deferred benefit                      (14,904)           (73,927)           (62,105)
                                       --------           --------           --------

                                       $413,392           $366,292           $423,110
                                       ========           ========           ========

Year-end deferred tax assets and liabilities consist of:

                                                   1997                   1996
                                                   ----                   ----
  Deferred tax assets
     Allowance for loan losses                  $ 218,266              $ 256,601
     Deferred loan fees                            40,258                 32,894
     Deferred compensation                        129,473                 85,168
     Core deposit amortization                     31,420                 29,270
     Other                                          8,034                 25,639
                                                ---------              ---------
                                                  427,451                429,572
  Deferred tax liabilities
     Fixed assets                                (153,369)              (154,760)
     Net unrealized appreciation on
       securities available for sale             (359,971)              (241,110)
     Accrual to cash                              (47,553)               (71,330)
     Other                                        (15,585)                (7,442)
                                                ---------              ---------
                                                 (576,478)              (474,642)
                                                ---------              ---------

  Net deferred tax liability                    $(149,027)             $ (45,070)
                                                =========              =========

---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 9 - FEDERAL INCOME TAXES (Continued)

No valuation allowance has been recorded against the deferred tax assets.

The effective tax rate differs from the statutory federal income tax rate as follows:

                                                          1997          1996           1995
                                                          ----          ----           ----
  Statutory rates                                       $644,335      $537,189       $597,144
  Increase (decrease) from
     Tax-exempt interest                                (283,084)     (273,857)      (221,212)
     Nondeductible interest expense                       29,693        29,156         23,791
     Income related to officers' life insurance           (9,561)      (11,860)       (13,910)
     Nondeductible acquisition costs                                    64,430         27,006
     Others, net                                          32,009        21,234         10,291
                                                        --------      --------       --------

        Income tax expense                              $413,392      $366,292       $423,110
                                                        ========      ========       ========

NOTE 10 - EMPLOYEE BENEFIT PLANS

     The Corporation maintains profit sharing and 401(k) plans for substantially all employees. Under the plans, employees may make voluntary contributions based on a percentage of covered compensation. The plans also allow the Corporation, at the discretion of the Board of Directors, to provide an annual contribution. The Corporation's cash contributions to the profit sharing plan were $120,000, $125,000 and $83,700 in 1997, 1996 and 1995. Additionally, the Corporation made matching contributions to the 401(k) plan of $38,600, $28,600 and $26,900 in 1997, 1996 and 1995.

     The Corporation also maintains an Employee Stock Ownership Plan
(ESOP), covering substantially all full-time employees after one year of service, which invests primarily in stock of Valley Ridge Financial Corp. In accordance with the terms of the ESOP, the Corporation may make discretionary contributions to the plan. The amount of the annual contribution to the ESOP is determined by the Board of Directors. The

Corporation made ESOP contributions totaling $35,000 in 1997, $20,000 in 1996, and $30,000 in 1995. At December 31, 1996, the plan had no indebtedness and held 17,356 shares of stock, allocated to employees and voted by trustees of the plan. Upon distribution of shares to a participant, the participant has the right to require the Corporation to purchase shares at their fair value in accordance with the terms and conditions of the plan. The fair value of the shares allocated as of December 31, 1997, was $485,968.

---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 10 - EMPLOYEE BENEFIT PLANS (Continued)

     Community Bank Corporation sponsored a noncontributory defined benefit pension plan covering substantially all of its employees. As of December 31, 1996, the plan was terminated. During 1997, the Corporation recognized a gain of approximately $12,000 on settlement of the plan. The plan benefits were based on years of service, age of employee and the employee's compensation during the last ten years of employment. Plan assets were invested in certificates of deposit and other interest-bearing securities at December 31, 1996.

Pension expense (income) was ($24,077) and $10,541 in 1996 and 1995.

The components of net pension expense (income) are as follows:

                                                                1996                 1995
                                                                ----                 ----
  Service cost - benefits earned during the period            $ 16,904             $ 13,541
  Interest cost on the projected benefit obligation             23,664               16,726
  Return on plan assets                                        (34,181)             (46,990)
  Net amortization and deferral                                 13,126               27,264
  Net effect of plan curtailment                               (43,590)
                                                              --------             --------

                                                              $(24,077)            $ 10,541
                                                              ========             ========

     The funded status of the plan and amounts recogized in the consolidated balance sheet, after adjustments for curtailment, are as follows:

                                                                       1996
                                                                       ----
  Accumulated benefit obligation
       Vested                                                        $(147,309)
       Nonvested                                                        (1,651)
                                                                     ---------
         Projected benefit obligation                                 (148,960)
  Plan assets at fair value                                            211,503
                                                                     ---------
     Excess of plan assets over projected benefit obligation            62,543
  Unrecognized net gain                                                (12,887)
  Unrecognized net transition asset                                    (11,107)
                                                                      --------

     Prepaid pension expense                                          $ 38,549
                                                                      ========

  Major assumptions used:
     Discount rate                                                        7.50%
     Rate of increase in compensation levels                              4.00
     Expected long-term rate of return on plan assets                     8.00

---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 11 - DIRECTOR DEFERRED COMPENSATION PLAN

     The Corporation instituted a Director Deferred Compensation Plan in 1994, whereby directors may periodically defer a portion of current compensation. The Corporation has committed to pay to the directors, or the directors' designated beneficiaries or survivors, the total amount of deferred compensation plus accumulated interest at or following retirement. The interest is added to the accumulated deferred compensation liability at a periodic compound rate. The agreement also addresses termination, disability or death prior to retirement. The Corporation purchased single premium universal life insurance policies in connection with the establishment of the plan. The cash surrender value of these policies as of December 31, 1997 and 1996 was $1,596,551 and $1,347,969 which was included in other assets. The compensation expense was $165,656, $160,400 and $94,400 for 1997, 1996 and 1995, respectively. The portion of the compensation expense deferred for 1997, 1996 and 1995 was $153,381, $109,800 and $184,600, respectively. The accrued deferred compensation liability was $408,345 and $251,564 as of December 31, 1997 and 1996.


NOTE 12 - RELATED PARTIES

     Certain directors and executive officers of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers of the Corporation. At December 31, 1997 and 1996, the Corporation had approximately $1,844,000 and $1,047,000 in outstanding loans to directors and executive officers. New loans and repayments were $2,470,000 and $1,673,000, respectively, during 1997.

     Related party deposits totaled approximately $3,519,000 and $1,276,000 at year-end 1997 and 1996.


NOTE 13 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

     There are various contingent liabilities that are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

     Some financial instruments are used to meet customer financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 13 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES
(Continued)

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally not obtained for these financial instruments prior to their use, and many of the commitments are expected to expire without being used.

Commitments at year-end are as follows:

                                                     1997             1996
                                                     ----             ----
  Commitments to make loans                       $ 2,212,220       $6,437,396
  Commercial unused lines of credit                14,210,000        9,746,000
  Consumer unused lines of credit                   1,959,000        1,578,565
  Standby letters of credit                           265,000           50,000

     These commitments generally have termination dates of one year or less and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

     The Corporation is constructing a new corporate office in Kent City. The cost of constructing the new facility is estimated to be approximately $2.8 million. Construction in progress is $965,000 at December 31, 1997. Management anticipates completion of the facility in June 1998.

---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995
---------------------------------------------------------------------------

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

Financial instruments at year-end are as follows, in thousands:

                                                    1 9 9 7                   1 9 9 6
                                                    -------                   -------
                                             CARRYING      FAIR        CARRYING       FAIR
                                              AMOUNT       VALUE        AMOUNT        VALUE
                                              ------       -----        ------        -----
                                               (000's omitted)         (000's omitted)
  Financial assets
     Cash and short-term investments          $ 8,503      $ 8,503      $ 7,516      $ 7,516
     Securities available for sale             23,300       23,300       18,785       18,785
     Other securities                           1,346        1,346        1,128        1,128
     Loans - net                               91,231       90,546       83,305       83,741
     Accrued interest receivable                1,085        1,085          929          929

  Financial liabilities
     Deposit liabilities                      105,175      104,992       94,536       94,931
     Accrued interest payable                     303          303          211          211
     Short-term borrowings                        284          284          401          401
     Other borrowings                          11,000       10,995        8,000        7,601

---------------------------------------------------------------------------
                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 15 - REGULATORY MATTERS

     The Corporation and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative and qualitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.

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

Actual capital levels (in millions) and minimum required levels for the Bank were:

                                                                                      MINIMUM REQUIRED
                                                                                         TO BE WELL
                                                                  MINIMUM REQUIRED   CAPITALIZED UNDER
                                                                     FOR CAPITAL     PROMPT CORRECTIVE
                                                      ACTUAL      ADEQUACY PURPOSES  ACTION REGULATIONS
                                                      ------      -----------------  ------------------
                                                 AMOUNT   RATIO     AMOUNT  RATIO      AMOUNT   RATIO
                                                 ------   -----     ------  -----      ------   -----
1997
-----
 Total capital (to risk weighted assets)         $13.5     14.8%     $7.3    8.0%       $9.1    10.0%
 Tier 1 capital (to risk weighted assets)         12.3     13.6       3.6    4.0         5.5     6.0
 Tier 1 capital (to average assets)               12.3      9.6       5.1    4.0         6.4     5.0

1996
-----
 Total capital (to risk weighted assets)         $12.3     15.4%     $6.4    8.0%       $8.0    10.0%
 Tier 1 capital (to risk weighted assets)         11.3     14.1       3.2    4.0         4.8     6.0
 Tier 1 capital (to average assets)               11.3     11.8       3.8    4.0         4.8     5.0

The Bank was categorized as well capitalized at year end 1997 and 1996.
---------------------------------------------------------------------------
                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 16 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements.

                        CONDENSED BALANCE SHEETS
                                                            DECEMBER 31,
                                                     1997                 1996
                                                     ----                 ----
ASSETS
  Cash                                            $    74,416          $    58,383
  Investment in subsidiary                         13,072,724           11,813,749
  Other assets                                        150,263              150,263
                                                  -----------          -----------

     Total assets                                 $13,297,403          $12,022,395
                                                  ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities                                     $        27          $        27
  Shareholders' equity                             13,297,376           12,022,368
                                                  -----------          -----------

     Total liabilities and equity                 $13,297,403          $12,022,395
                                                  ===========          ===========

---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 16 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS (Continued)

                     CONDENSED STATEMENTS OF INCOME
                                                          . . . . . .YEARS ENDED DECEMBER 31, . . . .
                                                             1997             1996             1995
                                                             ----             ----             ----
Income
  Dividends from subsidiary                               $  525,000       $  581,145       $  454,948
  Other                                                           39               39              633
                                                          ----------       ----------       ----------
    Total income                                             525,039          581,184          455,581

Expenses
  Other operating expenses                                    71,572          252,000          141,565
                                                          ----------       ----------       ----------


INCOME BEFORE INCOME TAX AND EQUITY IN
  UNDISTRIBUTED NET INCOME OF SUBSIDIARIES                   453,467          329,184          314,016

Federal income tax credit                                    (24,321)         (31,308)          (7,545)

Equity in undistributed net income of subsidiary           1,003,924          853,183        1,011,636
                                                          ----------       ----------       ----------


NET INCOME                                                $1,481,712       $1,213,675       $1,333,197
                                                          ==========       ==========       ==========

---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------

NOTE 16 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS (Continued)

                     CONDENSED STATEMENTS OF CASH FLOWS
                                                         . . . . . . YEARS ENDED DECEMBER 31,. . . .
                                                            1997             1996             1995
                                                            ----             ----             ----
Operating activities
  Net income                                             $1,481,712       $1,213,675       $1,333,197
  Adjustments to reconcile net income to
    net cash from operating activities
      Equity in undistributed earnings
        of subsidiary                                    (1,028,245)        (884,491)      (1,011,636)
    Change in other assets                                                                      4,541
    Change in other liabilities                                              (27,651)          18,678
                                                         ----------       ----------       ----------
          Net cash from operating activities                453,467          301,533          344,780

Financing activities
  Dividends paid                                           (434,049)        (374,528)        (325,039)
  Sale of common stock                                                        36,675           20,690
  Purchase of fractional shares                              (3,385)          (1,431)
                                                         ----------       ----------       ----------
    Net cash from financing activities                     (437,434)        (339,284)        (304,349)
                                                         ----------       ----------       ----------

Net change in cash                                           16,033          (37,751)          40,431

Cash at beginning of year                                    58,383           96,134           55,703
                                                         ----------       ----------       ----------

CASH AT END OF YEAR                                      $   74,416       $   58,383       $   96,134
                                                         ==========       ==========       ==========

NOTE 17 - SHAREHOLDERS' EQUITY

     On September 24, 1997, the Board of Directors approved a five-for-four split of the Corporation's common stock for shareholders, effected in the form of a stock dividend. The stated par value of each share was not changed from $10. All share and per share amounts have been adjusted to reflect the stock split.

     Issuance of the Corporation's common stock as part of the merger with Community Bank Corporation has been reflected at January 1, 1995 under the pooling-of-interests method of accounting. Only the average shares outstanding and the net income per share amounts have been adjusted to reflect the merger.

                      REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Valley Ridge Financial Corp.
Kent City, Michigan


     We have audited the accompanying consolidated balance sheets of Valley Ridge Financial Corp. as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 financial statements of Community Bank Corporation, which statements reflect net income of $363,672 for the year ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Community Bank Corporation for the year ended December 31, 1995, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Valley Ridge Financial Corp. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                  s/Crowe, Chizek and Company LLP
Grand Rapids, Michigan
February 20, 1998

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Corporation's board of directors is divided into three classes, which are as nearly equal in number as possible. Each director is a member of a class that has a term of office of three years, with the term of office of one class expiring at the annual meeting of shareholders in each successive year.

     All directors of the Corporation also have been directors of the Bank since the Consolidation. Directors who were directors of Community before the Merger also concurrently served as directors of Grant from the date of their election or appointment as a director of Community until the Consolidation. Directors who were not directors of Community also concurrently served as directors of Kent City from the date of their election or appointment as a director of the Corporation until the Consolidation.

     Except as otherwise indicated, all of the named individuals have had the same principal employment for over five years. Executive officers are appointed annually and serve at the pleasure of the board of directors of the Corporation. All executive officers of the Corporation are also directors of the Corporation.

     DIRECTORS WITH TERMS EXPIRING IN 1998

     Gary Gust (age 53) has been a director of the Corporation and/or Kent City since 1991. Mr. Gust is President and sole shareholder of Gust Construction Company, a general contractor.

     Ronald L. Hansen (age 53) has been a director of the Corporation since the Merger and was a director of Community from 1990 until the Merger. Mr. Hansen has been Vice President of the Corporation since the Merger and a Senior Vice President of the Bank since the Consolidation. Prior to that, Mr. Hansen was Secretary of Community from 1994 until the Merger, President and Chief Executive Officer of Grant from 1994 until the Consolidation, a director of Grant from 1982 until the Consolidation and Vice President and Cashier of Grant from 1982 until 1994. Prior to that, Mr. Hansen served Grant in various management and other capacities since 1973.

     Robert C. Humphreys (age 59) has been a director of the Corporation and/or Kent City since 1988. Mr. Humphreys has been Chairman of the Board of the Corporation and the Bank (and, before the Consolidation, Kent City) since 1993. Mr. Humphreys owns and operates Humphreys Orchards, a producer of fruit.

     Ben J. Landheer (age 62) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1991 until the Merger. Mr. Landheer owns and operates Landheer Insurance Agency, an agent for insurance companies offering a broad range of insurance products.

     DIRECTORS WITH TERMS EXPIRING IN 1999

     Michael E. McHugh (age 48) has been a director of the Corporation and/or Kent City since 1989. Mr. McHugh is Secretary and Treasurer of the Corporation. Mr. McHugh has also been Executive Vice President of the Bank (and, before the Consolidation, Kent City) since 1987.

     Dennis C. Nelson (age 49) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1985 until the Merger. Mr. Nelson is a dentist practicing in Grant, Michigan.

     John J. Niederer (age 62) has been a director of the Corporation and/or Kent City since 1994. Mr. Niederer has been President and sole shareholder of Greenridge Fruit, Inc., a distributor of fruit, since 1990. Prior to that, Mr. Niederer was Vice President of Wm. Bolthouse Farms, Inc., a producer and distributor of vegetables.

     Paul K. Spoelman (age 62) has been a director of the Corporation and/or Kent City since 1994. Mr. Spoelman is a shareholder and founder of Spoelman, Hovingh & Feldt, Inc., an accounting firm.

     Donald Swanson (age 63) has been a director of the Corporation and/or Kent City since 1981. Mr. Swanson is Chairman and a majority shareholder of Swanson Pickle Co., Inc., a producer and distributor of pickles.

     Donald VanSingel (age 54) has been Vice Chairman and a director of the Corporation since the Merger and was Chairman of Community and/or Grant from 1982 until the Merger and a director of Community and/or Grant from 1973 until the Merger. Mr. VanSingel has been a consultant for Governmental Consultant Services, Inc. since 1993. Prior to that, Mr. VanSingel served in the Michigan House of Representatives.

     DIRECTORS WITH TERMS EXPIRING IN 2000

     Jerome B. Arends (age 53) has been a director of the Corporation and/or Kent City since 1987. Mr. Arends is Chief Executive Officer and President of Ravenna Farm Equipment, Inc., a distributor of farm implements and equipment.

     K. Timothy Bull (age 50) has been a director of the Corporation and/or Kent City since 1993 and was also a director of the Corporation from 1988 until 1991. Mr. Bull is President and sole shareholder of Moon Lake Orchards, Inc., a producer of fruit.

     Richard L. Edgar (age 53) has been a director of the Corporation and/or Kent City since 1974. Mr. Edgar has been President and Chief Executive Officer of the Corporation since 1988, President and Chief Executive Officer of the Bank (and, before the Consolidation, Kent City) since 1987. Prior to that, Mr. Edgar served Kent City in various management and other capacities since
1963. Mr. Edgar is also a director of West Shore Computer Services, Inc., a data processing company in which the Bank is a 20% shareholder.

     Fred J. Finkbeiner (age 68) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1965 until the Merger. In 1996, Mr. Finkbeiner retired as a Sales Manager at V & P Produce, a distributor of vegetables located in Grant, Michigan.

     As of the date of this Form 10-KSB, directors and officers of the Corporation and persons beneficially owning more than 10% of the outstanding shares of Valley Ridge Common Stock were not subject to the reporting obligations of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table shows certain information concerning the compensation for services rendered during each of the three years in the period ended December 31, 1997, of the Chief Executive Officer of the Corporation and each executive officer of the Corporation who earned cash compensation in excess of $100,000 during 1997. Mr. Edgar and Mr. McHugh were compensated by the Bank in the capacities indicated in the table.

                        SUMMARY COMPENSATION TABLE
                                                   ANNUAL COMPENSATION
   NAME AND                                        -------------------
   PRINCIPAL                                                                   ALL OTHER
   POSITION                          YEAR          SALARY<F1>    BONUS<F2>  COMPENSATION<F3>
   --------                          ----          ----------    ---------  ----------------
Richard L. Edgar                     1997           $123,510      $32,900       $31,801
 Director, President                 1996            119,950       30,000        27,403
 and Chief Executive                 1995            112,455       26,534        26,031
 Officer of the Corporation
 and the Bank

Michael E. McHugh                    1997           $ 88,050      $19,740       $18,406
 Director, Secretary and             1996             86,250       18,000        18,055
 Treasurer of the Corporation        1995             80,663       16,124        16,373
 and Director and Executive
 Vice President of the Bank
-----------------------------------

<F1> Includes compensation deferred under the Bank's Profit Sharing/401(k)
     Plan and director fees paid by the Bank and its predecessors.

<F2> Includes compensation deferred under the Bank's Profit Sharing/401(k)
     Plan.

<F3> All other compensation for 1997 includes:  (i) contributions by the
     Bank under the Profit Sharing/401(k) Plan; (ii) contributions by the Corporation under the Valley Ridge Employee Stock Ownership Plan; and
     (iii) amounts paid by the Bank for life insurance. The amounts included for each such factor for 1997 are:

                                 (I)         (II)        (III)
                               -------      ------      ------
     Mr. Edgar                 $21,328      $3,455      $7,018
     Mr. McHugh                 12,719       2,318       3,369

     During 1997, the Bank compensated its directors at the rate of $3,600 per year and $400 per regular board meeting attended, except that the Chairman of the Board was paid $500 per meeting attended. Directors who were not executive officers of the Corporation or the Bank also received $100 per committee meeting attended. The Corporation has entered into deferred compensation agreements with some of its directors under which payments will be made to the directors after their retirement.

     Effective January 1, 1997, the Bank entered into Executive Employee Salary Continuation Agreements (the "Agreements") with each of its executive officers. Under the Agreements, an executive officer is eligible to receive payment of a monthly retirement benefit from the Bank for 180 months following normal retirement date (age 65). An executive officer may retire early, after age 60, and receive a reduced benefit, or retire after age 65 and receive an increased benefit. If an executive officer terminates employment prior to early retirement, a vested benefit is payable. Vesting is based on five years of employment commencing January 1, 1997, with 100% vesting given upon death, disability or other involuntary termination of employment for reasons other than "cause." If an executive officer dies before receiving the entire benefit, remaining payments will be made to a beneficiary. If an executive officer is terminated prior to early retirement, without "cause" but following a "change in control" of the Bank (as these terms are defined in the Agreements), the executive officer will receive the vested benefit plus payment of one year's salary. The monthly normal retirement benefit for each executive officer is $3,275 for Mr. Edgar, $758 for Mr. McHugh, and $1,825 for Mr. Hansen

     Effective January 13, 1998, Mr. Edgar and Mr. McHugh have employment agreements with the Corporation under which Mr. Edgar serves as President and Chief Executive Officer, and Mr. McHugh serves as Secretary, Treasurer and Chief Financial Officer, of the Corporation and the Bank. Mr. Edgar's agreement provides for a minimum annual salary of $116,761, or any increased amount authorized by the Board of Directors, and Mr. McHugh's agreement provides for a minimum annual salary of $80,340, or any increased amount authorized by the Board of Directors. Both agreements provide for annual salary reviews and bonuses in the discretion of the Board of Directors. Both agreements provide that if the Corporation terminates the executive's employment other than for "cause" or due to the executive's extended "disability" (as those terms are defined in the agreements), or if the executive terminates the employment for "good reason" (as defined in the agreements), the executive will be entitled to severance pay consisting of continuation of his salary and benefits for the remaining term of the his agreement. Severance pay would be reduced by the amount of any disability benefits received by the executive (other than benefits under a specifically identified disability insurance policy) and would also be reduced as much as necessary to avoid any part of the executive's compensation from the Corporation being classified as "excess parachute payments" under Section 280G of the Internal Revenue Code. Severance pay is subject to discontinuance if the executive materially competes with the Corporation. The term of Mr Edgar's agreement is five years and extended one year on each anniversary of the effective date unless the Board of Directors gives written notice of its intention not to extend the term.
The term of Mr. McHugh's agreement is five years.

     Ronald L. Hansen has an employment agreement with the Corporation. Under this agreement, Mr. Hansen is to serve the Corporation and the Bank in his present capacity for an annual salary of $70,000 and discretionary bonuses to be determined by the board of directors of the Corporation. Mr. Hansen's salary is reviewed at least annually by the board of directors and may be increased, but not decreased. Upon termination of his employment agreement by the Corporation without "cause" or by Mr. Hansen for "good reason" before a "change in control" of the Corporation (as these terms are defined in the agreements), Mr. Hansen is entitled to his salary and benefits, as if termination of his employment had not occurred, through June 30, 2001. If such termination occurs after a change in control, Mr. Hansen is entitled to his salary and benefits, as if termination of his employment had not occurred, until the later of (i) June 30, 2001, or (ii) three years after the change in control; provided that the amount of salary and benefits continuation attributable to the period beyond June 30, 2001, will be subject to a reduction to the extent of any portion of that amount that constitutes an "excess parachute payment" (as that term is defined in Section 280G of the Internal Revenue Code of 1986, as amended).


ITEMS 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information concerning the number of shares of Valley Ridge Common Stock held as of December 31, 1997 by each shareholder who is known to the Corporation's management to have been the beneficial owner of more than 5% of the outstanding shares of Valley Ridge Common Stock as of that date:

                                    AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF
                                           VALLEY RIDGE COMMON STOCK <F1>
                                    --------------------------------------------

                                        SOLE          SHARED
                                     AND VOTING      VOTING OR       TOTAL
NAME AND ADDRESS OF                  DISPOSITIVE    DISPOSITIVE    BENEFICIAL   PERCENT
BENEFICIAL OWNER                        POWER        POWER<F2>     OWNERSHIP    OF CLASS
-------------------                  -----------    -----------    ----------   --------
Robert C. Humphreys                     21,488         20,482        41,970       6.77%
17660 Westbrook Drive
Casnovia, MI 49318







Valley Ridge Bank
  Bank Profit Sharing Plan Trust
c/o NBD Bank
200 Ottawa, N.W.
Grand Rapids, MI 49503                  15,095         25,820        40,915       6.60
--------------------------
(Footnotes begin on page 44.)

     The following table shows certain information concerning the number of shares of Valley Ridge Common Stock held as of December 31, 1997, by each of the Corporation's directors, each of the named executive officers and all of the Corporation's directors and executive officers as a group:

                                       AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF
                                              VALLEY RIDGE COMMON STOCK <F1>
                                       --------------------------------------------

                                        SOLE              SHARED
                                      VOTING AND         VOTING OR          TOTAL
    NAME OF                           DISPOSITIVE        DISPOSITIVE      BENEFICIAL       PERCENT
BENEFICIAL OWNER                        POWER            POWER<F2>        OWNERSHIP        OF CLASS
---------------------                 -----------        -----------      ----------       --------
Jerome B. Arends                       6,809               4,965         11,774             1.90%
K. Timothy Bull                          323              29,373         29,696             4.79
Richard L. Edgar                      27,289<F3><F4>       3,920         31,209<F3><F4>     4.98
Fred J. Finkbeiner                        --               6,113          6,113             <F*>
Gary Gust                             11,392              10,840         22,232             3.59
Ronald L. Hansen                          --               2,588          2,588             <F*>
Robert C. Humphreys                   21,488              20,482         41,970             6.77
Ben J. Landheer                       14,911                  --         14,911             2.41
Michael E. McHugh                     24,622<F3><F4>       1,096         25,718<F3><F4>     4.15
Dennis C. Nelson                         333                  --            333             <F*>
John J. Niederer                          --               1,736          1,736             <F*>
Paul K. Spoelman                       1,731                  --          1,731             <F*>
Donald Swanson                         5,437               1,494          6,931             1.12
Donald VanSingel                          --               4,750          4,750             <F*>

All directors and
  executive officers
  as a group                         112,187              87,357        199,544            31.86%
-------------------------

<F*>Less than 1%



<F1> The numbers of shares stated are based on information furnished by each person listed and include shares personally owned of record by that person and shares which under applicable regulations are deemed to be otherwise beneficially owned by that person. Under these regulations, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or dispositive power with respect to the security. Voting power includes the power to vote or direct the voting of the security. Dispositive power includes the power to dispose or direct the disposition of the security. A person is also considered the beneficial owner of a security if the person has a right to acquire beneficial ownership of the security within 60 days.

<F2> These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust, or other contract or property right, and shares held by spouses and children over whom the listed person may have influence by reason of relationship.

<F3> Mr. Edgar may be considered to have voting and/or dispositive control over 40,915 shares of Valley Ridge Common Stock held by the Valley Ridge Bank Profit Sharing Plan Trust by reason of the capacities in which he serves at the Corporation and the Bank. The number of shares reported as beneficially owned by Mr. Edgar excludes, and Mr. Edgar disclaims beneficial ownership of, 22,169 shares of Valley Ridge Common Stock held by the Valley Ridge Bank Profit Sharing Plan Trust. The number of shares reported includes 2,148 shares allocated to Mr. Edgar's account under the Valley Ridge Employee Stock Ownership Plan which are also included in the number of shares reported as beneficially owned by Mr. McHugh (as to which Mr. McHugh disclaims beneficial ownership). The number of shares reported also includes 6,395 shares subject to a private option exercisable within 60 days of December 31, 1997.

<F4> Mr. McHugh is the trustee of the Valley Ridge Employee Stock Ownership
     Plan. As trustee, Mr. McHugh has nominal voting and dispositive power over shares held in trust, limited by the terms of the governing plan and trust agreements and his legal and fiduciary duties. The number of shares reported as beneficially owned by Mr. McHugh includes 15,611 shares held by the Valley Ridge Employee Stock Ownership Plan of which Mr. McHugh disclaims beneficial ownership (including the 2,148 shares allocated to Mr. Edgar's account under that plan).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Directors and officers of the Corporation and their associates were customers of and had transactions with the Bank in the ordinary course of business between January 1, 1997, and March 1, 1998. It is anticipated that such transactions will take place in the future in the ordinary course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS.  The following exhibits are filed as part of this Form 10-KSB:

NUMBER                        EXHIBIT

  3.1 ARTICLES OF INCORPORATION. Previously filed as Exhibit 3(a) to the Corporation's Form S-4 Registration Statement filed
          January 30, 1996.  Here incorporated by reference.

  3.2 BYLAWS AND AMENDMENTS. Previously filed as Exhibit 3(b) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

  4.1 FORM OF STOCK CERTIFICATE. Previously filed as Exhibit 4(a) to the Corporation's Form S-4 Registration Statement filed
          January 30, 1996.  Here incorporated by reference.

  4.2 LONG-TERM DEBT. The Corporation is a party to several long-term debt agreements which at the time of this report do not exceed 10% of the Corporation's total consolidated assets. The Corporation agrees to furnish copies of the agreements defining the rights of the other parties thereto to the Securities and Exchange Commission upon request.

 10.1 DATA PROCESSING AGREEMENT. Previously filed as Exhibit 10(a) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.2 VALLEY RIDGE EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST.<F*> Previously filed as Exhibit 10(b) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.3 KENT CITY STATE BANK PROFIT SHARING/401(K) PLAN.<F*> Previously filed as Exhibit 10(c) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.4 DIRECTORS' DEFERRED COMPENSATION PLAN AND FORM OF DIRECTORS' DEFERRED COMPENSATION AGREEMENT.<F*> Previously filed as Exhibit 10(d) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.5     EMPLOYMENT AGREEMENT WITH RONALD HANSEN.<F*>  Previously filed as
          Exhibit 10.6 to the Corporation's Form 10-KSB filed March 31, 1997. Here incorporated by reference.

 10.6     EMPLOYMENT AGREEMENT WITH MICHAEL MCHUGH.<F*>

 10.7     EMPLOYMENT AGREEMENT WITH RICHARD EDGAR.<F*>

 10.8     FORM OF SALARY CONTINUATION AGREEMENT.<F*>

  21      SUBSIDIARIES OF THE REGISTRANT.

  24      POWERS OF ATTORNEY.

  27      FINANCIAL DATA SCHEDULE.

---------------
<F*>Management contract or compensatory plan or arrangement.

     The Corporation will furnish a copy of any exhibit listed above to any shareholder of the Corporation without charge upon written request to Michael E. McHugh, Secretary, Valley Ridge Financial Corp., 6 North Main Street, Kent City, Michigan 49330.

     REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1997.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VALLEY RIDGE FINANCIAL CORP.
                              (Registrant)


March 30, 1998                By S/RICHARD L. EDGAR
                                 Richard L. Edgar
                                 President and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 1998                     *_______________________________________
                                   Jerome B. Arends
                                   Director


March 30, 1998                     *_______________________________________
                                   K. Timothy Bull
                                   Director


March 30, 1998                     S/RICHARD L. EDGAR
                                   Richard L. Edgar
                                   President, Chief Executive Officer and
                                     Director (Principal Executive Officer)


March 30, 1998                     *_______________________________________
                                   Fred J. Finkbeiner
                                   Director


March 30, 1998                     *_______________________________________
                                   Gary Gust
                                   Director

March 30, 1998                     *_______________________________________
                                   Ronald L. Hansen
                                   Director and Vice President



March 30, 1998                     *_______________________________________
                                   Robert C. Humphreys
                                   Chairman of the Board and Director



March 30, 1998                     *_______________________________________
                                   Ben J. Landheer
                                   Director


March 30, 1998                     S/MICHAEL E. MCHUGH
                                   Michael E. McHugh
                                   Secretary and Treasurer and Director
                                      (Principal Financial and Accounting
                                      Officer)


March 30, 1998                     *_______________________________________
                                   Dennis C. Nelson
                                   Director


March 30, 1998                     *_______________________________________
                                   John J. Niederer
                                   Director


March 30, 1998                     *_______________________________________
                                   Paul K. Spoelman
                                   Director


March 30, 1998                     *_______________________________________
                                   Donald Swanson
                                   Director


March 30, 1998                     *_______________________________________
                                   Donald VanSingel
                                   Director

                                   *By S/RICHARD L. EDGAR
                                       Richard L. Edgar
                                       Attorney-in-Fact

EXHIBIT INDEX

NUMBER                        EXHIBIT

  3.1 ARTICLES OF INCORPORATION. Previously filed as Exhibit 3(a) to the Corporation's Form S-4 Registration Statement filed
          January 30, 1996.  Here incorporated by reference.

  3.2 BYLAWS AND AMENDMENTS. Previously filed as Exhibit 3(b) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

  4.1 FORM OF STOCK CERTIFICATE. Previously filed as Exhibit 4(a) to the Corporation's Form S-4 Registration Statement filed
          January 30, 1996.  Here incorporated by reference.

  4.2 LONG-TERM DEBT. The Corporation is a party to several long-term debt agreements which at the time of this report do not exceed 10% of the Corporation's total consolidated assets. The Corporation agrees to furnish copies of the agreements defining the rights of the other parties thereto to the Securities and Exchange Commission upon request.

 10.1 DATA PROCESSING AGREEMENT. Previously filed as Exhibit 10(a) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.2 VALLEY RIDGE EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST.<F*> Previously filed as Exhibit 10(b) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.3 KENT CITY STATE BANK PROFIT SHARING/401(K) PLAN.<F*> Previously filed as Exhibit 10(c) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.4 DIRECTORS' DEFERRED COMPENSATION PLAN AND FORM OF DIRECTORS' DEFERRED COMPENSATION AGREEMENT.<F*> Previously filed as Exhibit 10(d) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

 10.5     EMPLOYMENT AGREEMENT WITH RONALD HANSEN.<F*>  Previously filed as
          Exhibit 10.6 to the Corporation's Form 10-KSB filed March 31, 1997. Here incorporated by reference.

 10.6     EMPLOYMENT AGREEMENT WITH MICHAEL MCHUGH.<F*>

 10.7     EMPLOYMENT AGREEMENT WITH RICHARD EDGAR.<F*>

 10.8     FORM OF SALARY CONTINUATION AGREEMENT.<F*>

 21       SUBSIDIARIES OF THE REGISTRANT.

 24       POWERS OF ATTORNEY.

 27       FINANCIAL DATA SCHEDULE.
---------------
<F*>Management contract or compensatory plan or arrangement.