Form 10QSB
period 1998-03-31
VALLEY RIDGE FINANCIAL CORP
filed 1998-05-15
CIK 1006962

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

               For the quarterly period ended March 31, 1998

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

There were 619,979 shares of Common Stock ($10 par value) outstanding as of April 30, 1998.

Transitional Small Business Disclosure Format (check one):  Yes_____
No__X__.

===========================================================================

                       VALLEY RIDGE FINANCIAL CORP.

                                FORM 10-QSB

                                   INDEX

---------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION                                         PAGE NO.

        Item 1.  FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
           March 31, 1998 (Unaudited) and December 31, 1997 . . . .        3

          Condensed Consolidated Statements of Income -
           Comprehensive Income - Three Months Ended
           March 31, 1998 (Unaudited)  and March 31, 1997
           (Unaudited). . . . . . . . . . . . . . . . . . . . . . .        4

          Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1998 (Unaudited) and
           March 31, 1997 (Unaudited) . . . . . . . . . . . . . . .        5

          Notes to Condensed Consolidated Financial Statements
           (Unaudited). . . . . . . . . . . . . . . . . . . . . . .        6


        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                OF OPERATION. . . . . . . . . . . . . . . . . . . .        8


PART II.  OTHER INFORMATION

        Item 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . .       11


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      VALLEY RIDGE FINANCIAL CORP.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                 -------------------------------------------------------------------------
                                                                         MARCH 31,          DECEMBER 31,
                                                                           1998                 1997
                                                                       ------------         ------------
                                                                        (Unaudited)
ASSETS
   Cash and due from banks                                             $  5,992,720         $  5,502,762
   Federal funds sold                                                     3,100,000            3,000,000
                                                                       ------------         ------------
      Total cash and cash equivalents                                     9,092,720            8,502,762

   Securities                                                            25,028,843           24,645,876

   Total loans                                                           91,996,771           92,417,342
   Allowance for loan losses                                             (1,232,668)          (1,186,772)
                                                                       ------------         ------------
                                                                         90,764,103           91,230,570
   Premises and equipment - net                                           4,432,646            3,428,200
   Other assets                                                           3,148,251            3,067,101
                                                                       ------------         ------------

      Total assets                                                     $132,466,563         $130,874,509
                                                                       ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest-bearing                                              $ 15,596,056         $ 16,465,625
      Interest-bearing                                                   91,092,933           88,709,310
                                                                       ------------         ------------
                                                                        106,688,989          105,174,935

   Other borrowings                                                      11,000,000           11,000,000
   Accrued expenses and other liabilities                                 1,212,917            1,402,198
                                                                       ------------         ------------
         Total liabilities                                              118,901,906          117,577,133





Shareholders' equity
   Common stock, $10 par value: 1,000,000 shares
      authorized; 619,979 shares outstanding
      at March 31, 1998 and December 31, 1997                             6,199,790            6,199,790
   Surplus                                                                1,396,736            1,396,736
   Retained earnings                                                      5,301,510            5,002,083
   Net unrealized gain on securities available for sale                     666,621              698,767
                                                                       ------------         ------------
         Total shareholders  equity                                      13,564,657           13,297,376
                                                                       ------------         ------------

            Total liabilities and shareholders  equity                 $132,466,563         $130,874,509
                                                                       ============         ============

 ---------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

                                 VALLEY RIDGE FINANCIAL CORP.
                             CONDENSED CONSOLIDATED STATEMENTS OF
                               INCOME AND COMPREHENSIVE INCOME
                                         (Unaudited)

         ---------------------------------------------------------------------------
                                                                     --------- THREE MONTHS ENDED --------
                                                                     MARCH 31, 1998         MARCH 31, 1997
                                                                     --------------         --------------
Interest income
   Loans, including fees                                               $2,178,393             $2,025,655
   Federal funds sold                                                      69,283                 36,455
   Investment securities                                                  345,410                277,743
                                                                       ----------             ----------
                                                                        2,593,086              2,339,853
Interest expense
   Deposits                                                               933,770                825,609
   Other                                                                  165,670                116,864
                                                                       ----------             ----------
                                                                        1,099,440                942,473
                                                                       ----------             ----------

NET INTEREST INCOME                                                     1,493,646              1,397,380

Provision for loan losses                                                  37,500                 30,000
                                                                       ----------             ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     1,456,146              1,367,380

Other income
   Service charges and other income                                       271,567                253,223
   Gain on sales of investment securities                                  80,577                 18,077
                                                                       ----------             ----------
                                                                          352,144                271,300
Other expense
   Salaries and benefits                                                  691,544                610,897
   Occupancy                                                               75,035                 79,078
   Furniture and fixtures                                                  60,816                 65,613
   FDIC insurance premium                                                   3,062                  4,644
   Supplies                                                                31,520                 67,466
   Other                                                                  362,435                387,628
                                                                       ----------             ----------
                                                                        1,224,412              1,215,326
                                                                       ----------             ----------



INCOME BEFORE FEDERAL INCOME TAX                                          583,878                423,354

Federal income tax expense                                                129,456                 74,539
                                                                       ----------             ----------

NET INCOME                                                             $  454,422             $  348,815
                                                                       ==========             ==========

Other comprehensive income, net of tax:
   Change in unrealized losses on securities                              (48,706)               168,677
                                                                       ----------             ----------

COMPREHENSIVE INCOME                                                   $  405,716             $  517,492
                                                                       ==========             ==========

Basic and diluted earnings per share                                   $      .73             $      .70
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

                                VALLEY RIDGE FINANCIAL CORP.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

            ---------------------------------------------------------------------------
                                                                      --------- THREE MONTHS ENDED -------
                                                                      MARCH 31, 1998        MARCH 31, 1997
                                                                      --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $  454,422            $   348,815
   Adjustments to reconcile net income
     to net cash from operating activities
      Depreciation                                                         50,465                 55,901
      Amortization of:
         Premiums and discounts on securities, net                          5,683                 13,056
         Goodwill and core deposit intangibles                              4,146                  8,747
      Provision for loan losses                                            37,500                 30,000
      Gain on sale of securities                                          (80,577)               (18,077)
      Gain on sale of loans                                               (13,733)                (5,398)
      Loans originated for sale                                        (2,293,000)              (822,800)
      Proceeds from loans sold                                          2,215,233                828,198
      Net change in:
         Accrued interest receivable                                      (76,953)              (104,521)
         Other assets                                                      (8,343)                (8,409)
         Accrued expenses and other liabilities                           111,024                248,944
                                                                       ----------            -----------
            Net cash from operating activities                            405,867                574,456

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in loans                                                    520,467             (3,661,084)
   Proceeds from:
      Sales of securities available for sale                            3,542,237              2,611,198
      Repayments and maturities of securities
        available for sale                                                307,026                884,525
   Purchase of:
      Securities available for sale                                    (4,206,042)            (1,429,219)
      Premises and equipment, net                                      (1,054,911)               (47,088)
                                                                       ----------            -----------
         Net cash used in investing activities                           (891,223)            (1,641,668)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                             1,230,309            $ 4,308,281
   Dividends paid                                                        (154,995)               (99,217)
                                                                       ----------            -----------
      Net cash from financing activities                                1,075,314              4,209,064
                                                                       ----------            -----------

Net change in cash and cash equivalents                                   589,958              3,141,852

Cash and cash equivalents at beginning of period                        8,502,762              7,516,367
                                                                       ----------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $9,092,720            $10,658,219
                                                                       ==========            ===========

Supplemental disclosures of cash flow information
   Cash paid during the period for
      Interest                                                         $1,065,073            $   918,840
      Income taxes                                                              0                      0



---------------------------------------------------------------------------

  See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

---------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    The unaudited financial statements for the three months ended
    March 31, 1998 and March 31, 1997 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 1998 should not be considered as indicative of results that may be achieved for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997.


2.  ALLOWANCE FOR LOAN LOSSES

    The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 1998:

              Balance at January 1, 1998                              $1,186,772
                Provision for loan losses charged
                  to operating expense                                    37,500
                Recoveries on loans previously charged
                  to the allowance                                        10,152
                Loans charged off                                         (1,756)
                                                                      ----------

              Balance at March 31, 1998                               $1,232,668
                                                                      ==========

---------------------------------------------------------------------------

                       VALLEY RIDGE FINANCIAL CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

---------------------------------------------------------------------------

3.  OTHER BORROWINGS

    At March 31, 1998, the Corporation had the following advances from the Federal Home Loan Bank (the "FHLB"):

           TYPE               INTEREST RATE            MATURITY DATE               AMOUNT
           ----               -------------            -------------               ------
          Variable                5.779%              October 22, 1998          $ 3,000,000
          Fixed                   5.230               February 1, 1999            1,000,000
          Fixed                   5.260               February 1, 1999            2,000,000
          Fixed                   6.070                   July 9, 1999            2,000,000
          Fixed                   6.080             September 22, 1999            3,000,000
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


4.  EARNINGS PER COMMON SHARE

    Basic earnings and diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 619,979 and 496,089 shares outstanding for the three months ended March 31, 1998 and 1997, respectively. All share amounts have been restated to reflect stock dividends and splits.







---------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. (the "Corporation"). This discussion should be read in conjunction with the consolidated financial statements and related notes.


RESULTS OF OPERATIONS

NET INCOME. The Corporation reported net income of $454,422, or $0.73 per share, for the first quarter of 1998 compared to $348,815, or $0.70 per share, for the same period in 1997. The improvement was primarily a result of improved net interest income and other income, partially offset by increased other expenses. Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on the Corporation's future operating results.

NET INTEREST INCOME. Net interest income increased $96,266, or 6.9%, to $1,493,646 for the three-month period ended March 31, 1998 compared to the same period in 1997. The increase in net interest income is primarily attributable to an increase in investment securities of $7.3 million, or 41.5%, from March 31, 1997 to March 31, 1998, coupled with an increase in loans during the same period.

PROVISION FOR LOAN LOSSES. The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision increased to $37,500 for the three months ended March 31, 1998 from $30,000 for the same period in 1997. Net recoveries on loans previously charged off were approximately $8,400 for the first quarter of 1998 compared to net charge-offs of $3,600 for the same period in 1997. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

NONINTEREST INCOME.  Noninterest income for the three months ended
March 31, 1998 was approximately $352,000 as compared to $271,000 for the same period in 1997. The increase is primarily attributable to increased gains on sales of investment securities from $18,077 in 1997 to $80,577 in 1998.

NONINTEREST EXPENSE. The increase in noninterest income was offset by an increase in noninterest expense to approximately $1,224,000 for the three months ended March 31, 1998 compared to $1,215,000 for the same period in 1997. Salaries and benefits, the largest component of noninterest expense, increased 13% from $610,897 for the three months ended March 31, 1997 to $691,544 for the same period in 1998. This increase is a result of the opening of the White Cloud branch in 1997. Supplies expense decreased 53% from $67,466 to $31,520 for the same periods. This decrease in supplies expense is primarily attributable to the changing of the Bank's name and logo in late 1996, which caused increased expense during early 1997. The decrease in other expenses from $387,628 for the three months ended March 31, 1997 to $362,435 for the same period in 1998 is due to legal and professional fees charged in 1997 related to the acquisition of Community Bank Corporation.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Total assets increased approximately 1.2%, or by $1.6 million, to $132.5 million at March 31, 1998 compared to $130.9 million at December 31, 1997. Total liabilities increased by 1.1%, or $1.3 million, to $118.9 million at March 31, 1998 compared to $117.6 million at December 31, 1997. Total shareholders' equity increased by approximately $.3 million to $13.6 million at March 31, 1998. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts offset by a decrease in unrealized gain on securities available for sale.

Total loans decreased by approximately $.4 million or .46% to $91.9 million. Deposits increased by approximately $1.5 million or 1.4% to $106.7 million. The increase in deposits is partially due to the opening of the White Cloud branch in 1997. The remainder of the increase in deposits is due to improved marketing efforts of the Bank in connection with the change in name and logo of the Bank. The net loan to deposit ratio has remained constant at approximately 85% for both periods presented. The allowance for loan losses increased by approximately $46,000 while maintaining a reserve of 1.34% of outstanding loans.

Premises and equipment increased by approximately $1 million, or 29%, during the period as a result of the construction of a new main office building in Kent City. Total expenditures relating to the new facility are estimated to be $2.8 million. Completion is anticipated for June 1998.

The Corporation paid a dividend of $154,995 in the first quarter of 1998, compared to $99,218 paid during the first quarter of 1997.

Shareholders' equity as a percent of total assets was 10.2% at March 31, 1998 compared to 10.2% at December 31, 1997. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Board of Governors of the Federal Reserve System.

Total cash and cash equivalents and investment securities totaled approximately $34.1 million at March 31, 1998, or about 26% of total assets. Deposits increased 1.4% during the first quarter of 1998 and management believes its deposit base will remain a stable source of funds for the remainder of 1998. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank of Indianapolis ("FHLB"). As of March 31, 1998, the Corporation had outstanding advances from the FHLB totaling $11,000,000. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

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

       3.2       BYLAWS.  Previously filed as Exhibit 3(b) to the
                 Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

       4.1 FORM OF STOCK CERTIFICATE. Previously filed as Exhibit 4(a) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

       4.2 LONG-TERM DEBT. The Corporation is a party to several long-term debt agreements which at the time of this report do not exceed 10% of the Corporation's total consolidated assets. The Corporation agrees to furnish copies of the agreements defining the rights of the parties thereto to the Securities and Exchange Commission upon request.

       27        Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter covered by this report.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VALLEY RIDGE FINANCIAL CORP.
                              Registrant


Date:  May 15, 1998           /S/RICHARD L. EDGAR
                              Richard L. Edgar, President and Chief
                                Executive Officer (Principal Executive
                                Officer)


Date:  May 15, 1998           /S/MICHAEL MCHUGH
                              Michael McHugh, Secretary and Treasurer
                              (Principal Financial and Accounting
                                 Officer)

                               EXHIBIT INDEX


   EXHIBIT NO.               DOCUMENT

      3.1           ARTICLES OF INCORPORATION.  Previously filed as
                    Exhibit 3(a) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

      3.2 BYLAWS. Previously filed as Exhibit 3(b) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

      4.1 FORM OF STOCK CERTIFICATE. Previously filed as Exhibit 4(a) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

      4.2 LONG-TERM DEBT. The Corporation is a party to several long-term debt agreements which at the time of this report do not exceed 10% of the Corporation's total consolidated assets. The Corporation agrees to furnish copies of the agreements defining the rights of the parties thereto to the Securities and Exchange Commission upon request.

      27            Financial Data Schedule.