Form 10QSB
period 1998-06-30
VALLEY RIDGE FINANCIAL CORP
filed 1998-08-14
CIK 1006962

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

                                    OR

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to __________

                    Commission File Number:  333-00724

                       VALLEY RIDGE FINANCIAL CORP.
     (Exact Name of Small Business Issuer as Specified in its Charter)

            MICHIGAN                              38-2888214
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
Incorporation or Organization)

          450 WEST MUSKEGON                       (616) 678-5911
       KENT CITY, MICHIGAN  49330          (Issuer's Telephone Number,
(Address of Principal Executive Offices)       Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____

There were 619,979 shares of Common Stock ($10 par value) outstanding as of July 31, 1998.

Transitional Small Business Disclosure Format (check one):  Yes ___No __X___

                       VALLEY RIDGE FINANCIAL CORP.
                                   INDEX



PART 1.        Financial Information                             PAGE NO.

       Item 1.FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
       June 30, 1998 (Unaudited) and December 31, 1997 . . . .         3

     Condensed Consolidated Statements of Income
       Three and Six Months Ended June 30, 1998 (Unaudited) and
       June 30, 1997 (Unaudited) . . . . . . . . . . . . . . .         4

     Consolidated Statements of Comprehensive Income   Three
       and Six Months Ended June 30, 1998 (Unaudited) and
       June 30, 1997 (Unaudited) . . . . . . . . . . . . . . .         5

     Condensed Consolidated Statements of Cash Flows
       Six Months Ended June 30, 1998 (Unaudited) and
       June 30, 1997 (Unaudited) . . . . . . . . . . . . . . .         6

     Notes to Condensed Consolidated Financial
        Statements (Unaudited) . . . . . . . . . . . . . . . .         7


     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION . . . . . . . . . . . . . . . . . . .         10


PART II.    Other Information

     Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . .         12

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS . . . . . . . . . . . . . . . . . . . .         12

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . .         14

     Signatures . . . . . . . . . . . . . . . . . . . . . . .         15

                      PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       VALLEY RIDGE FINANCIAL CORP.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------
                                                                       JUNE 30,          DECEMBER 31,
                                                                         1998                1997
                                                                         ----                ----
                                                                                (Unaudited)
ASSETS
    Cash and due from banks                                          $  5,972,544        $  5,502,762
    Federal funds sold                                                  1,300,000           3,000,000
                                                                     ------------        ------------
        Total cash and cash equivalents                                 7,272,544           8,502,762

    Securities                                                         25,790,553          24,645,876
    Total loans                                                        96,666,468          92,417,342
    Allowance for loan losses                                          (1,229,667)         (1,186,772)
                                                                     ------------        ------------
                                                                       95,436,801          91,230,570
    Premises and equipment - net                                        5,041,432           3,428,200
    Other assets                                                        3,181,387           3,067,101
                                                                     ------------        ------------

        Total assets                                                 $136,722,717        $130,874,509
                                                                     ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
        Noninterest-bearing                                          $ 17,469,271        $ 16,465,625
        Interest-bearing                                               92,516,644          88,709,310
                                                                     ------------        ------------
                                                                      109,985,915         105,174,935

    Other borrowings                                                   11,000,000          11,000,000
    Accrued expenses and other liabilities                              1,898,124           1,402,198
                                                                     ------------        ------------
        Total liabilities                                             122,884,039         117,577,133




Shareholders' equity
    Common stock, $10 par value: 2,000,000 shares
      authorized; 619,979 shares outstanding at June 30, 1998
      and December 31, 1997, respectively                               6,199,790           6,199,790
    Surplus                                                             1,396,736           1,396,736
    Retained earnings                                                   5,509,812           5,002,083
    Net unrealized gain on securities available for sale                  732,340             698,767
                                                                     ------------        ------------
        Total shareholders' equity                                     13,838,678          13,297,376
                                                                     ------------        ------------

        Total liabilities and shareholders' equity                   $136,722,717        $130,874,509
                                                                     ============        ============

  See accompanying notes to condensed consolidated financial statements.

                        VALLEY RIDGE FINANCIAL CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

---------------------------------------------------------------------------
                                              -----THREE MONTHS ENDED------     ------SIX MONTHS ENDED-------
                                              JUNE 30, 1998   JUNE 30, 1997     JUNE 30, 1998   JUNE 30, 1997
                                              -------------   -------------     -------------   -------------
Interest income
      Loans, including fees                    $2,233,940      $2,134,029        $4,412,333      $4,159,684
      Federal funds sold                           39,848          40,263           109,131          76,718
      Investment securities                       370,718         285,543           716,128         563,286
                                               ----------      ----------        ----------      ----------
                                                2,644,506       2,459,835         5,237,592       4,799,688
Interest expense
   Deposits                                       887,799         873,420         1,821,569       1,699,029
   Other                                          165,200         114,861           330,870         231,725
                                               ----------      ----------        ----------      ----------
                                                1,052,999         988,281         2,152,439       1,930,754
                                               ----------      ----------        ----------      ----------

   NET INTEREST INCOME                          1,591,507       1,471,554         3,085,153       2,868,934

Provision for loan losses                          37,500          30,000            75,000          60,000
                                               ----------      ----------        ----------      ----------

   NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                             1,554,007       1,441,554         3,010,153       2,808,934

Other income
   Service charges and other income               248,792         244,881           506,626         490,966
   Gain (loss) on sales of investment
      securities                                     (139)                           80,438          18,077
   Gain on sale of loans                            8,566           5,398            22,299          12,536
                                               ----------      ----------        ----------      ----------
                                                  257,219         250,279           609,363         521,579









Other expense
   Salaries and benefits                          686,631         647,115         1,378,175       1,258,012
   Occupancy                                       76,134          78,634           151,169         157,712
   Furniture and fixtures                          62,387          65,932           123,203         131,545
   FDIC insurance premium                           4,721                             7,783           4,644
   Supplies                                        43,021          54,371            74,541         121,837
   Other                                          476,683         397,273           839,118         784,901
                                               ----------      ----------        ----------      ----------
                                                1,349,577       1,243,325         2,573,989       2,458,651
                                               ----------      ----------        ----------      ----------
INCOME BEFORE FEDERAL INCOME TAX                  461,649         448,508         1,045,527         871,862

Federal income tax expense                         98,352          94,160           227,808         168,699
                                               ----------      ----------        ----------      ----------

NET INCOME                                     $  363,297      $  354,348        $  817,719      $  703,163
                                               ==========      ==========        ==========      ==========

Basic and diluted earnings per share           $      .59      $      .57        $     1.32      $     1.13
                                               ==========      ==========        ==========      ==========

  See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)

---------------------------------------------------------------------------
                                                  --THREE MONTHS ENDED--        ---SIX MONTHS ENDED---
                                                  JUNE 30,      JUNE 30,        JUNE 30,      JUNE 30,
                                                    1998          1997            1998          1997
                                                    ----          ----            ----          ----
Net income                                        $363,297      $354,348        $817,719      $703,163

Other comprehensive income:
    Change in unrealized gains on
      securities                                    99,574       109,740          50,868       (58,938)
                                                  --------      --------        --------      --------


Comprehensive income                              $462,871      $464,088        $868,587      $644,225
                                                  ========      ========        ========      ========

  See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

---------------------------------------------------------------------------
                                                        --------SIX MONTHS ENDED-------
                                                         JUNE 30, 1998    JUNE 30, 1997
                                                        --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $   817,719      $   703,163
   Adjustments to reconcile net income
     to net cash from operating activities
      Depreciation                                             100,593          108,047
      Amortization of:
         Premiums and discounts on securities, net              14,459           24,439
         Goodwill and core deposit intangibles                   8,292           17,444
      Provision for loan losses                                 75,000           60,000
      Gain on sale of securities                               (80,438)         (18,077)
      Gain on sale of loans                                    (22,299)         (12,536)
      Loans originated for sale                             (3,461,167)      (1,629,650)
      Proceeds from loans sold                               3,408,900        1,582,548
      Net change in:
         Accrued interest receivable                            90,292          (94,281)
         Other assets                                         (212,870)           4,689
         Accrued expenses and other liabilities                762,377          403,962
                                                           -----------      -----------
            Net cash from operating activities               1,500,858        1,149,748

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in loans                                      (4,206,665)      (6,285,081)
   Proceeds from:
      Sales of securities available for sale                 4,328,446        2,611,198
      Repayments and maturities of securities
        available for sale                                   2,033,217        2,095,374
   Purchase of:
      Securities available for sale                         (7,389,494)      (3,620,368)
      Premises and equipment, net                           (1,713,825)        (172,916)
                                                           -----------      -----------
         Net cash used in investing activities              (6,948,321)      (5,371,793)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                $ 4,527,235      $ 6,399,767
   Dividends paid                                             (309,990)        (198,436)
                                                           -----------      -----------
      Net cash from financing activities                     4,217,245        6,201,331
                                                           -----------      -----------

Net change in cash and cash equivalents                     (1,230,218)       1,979,286
Cash and cash equivalents at beginning of year               8,502,762        7,516,367
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 7,272,544      $ 9,495,653
                                                           ===========      ===========

Supplemental disclosures of cash flow information
   Cash paid during the year for:
      Interest                                             $ 2,165,516      $ 1,914,960
      Income taxes                                             311,150           78,400









  See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

---------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

          The unaudited financial statements for the three and six months ended June 30, 1998 and June 30, 1997 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank ("the Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 1998 should not be considered as indicative of results that may be achieved for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December
     31, 1997.


2.   ALLOWANCE FOR LOAN LOSSES

          The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 1998:

            Balance at January 1, 1998                        $1,186,772
                Provision for loan losses charged
                  to operating expense                            75,000
                Recoveries on loans previously charged
                  to the allowance                                21,188
                Loans charged off                                (53,293)
                                                              ----------

            Balance at June 30, 1998                          $1,229,667
                                                              ==========

                       VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

---------------------------------------------------------------------------

3.   PREMISES AND EQUIPMENT - NET

     Premises and equipment at June 30, 1998 and December 31, 1997 were as follows:

                                                             ACCUMULATED         CARRYING
                                               COST          DEPRECIATION         VALUE
                                               ----          ------------         -----
JUNE 30, 1998
    Land                                    $  305,422                         $  305,422
    Building and improvements                2,393,103       $  (954,625)       1,438,478
    Construction in progress                 2,630,029                          2,630,029
    Furniture and equipment                  2,769,354        (2,101,851)         667,503
                                            ----------       -----------       ----------

                                            $8,097,908       $(3,056,476)      $5,041,432
                                            ==========       ===========       ==========

DECEMBER 31, 1997
    Land                                    $  305,422                         $  305,422
    Building and improvements                2,398,275       $  (928,748)       1,469,525
    Construction in progress                   965,194                            965,194
    Furniture and equipment                  2,734,763        (2,046,706)         688,057
                                            ----------       -----------       ----------

                                            $6,403,654       $(2,975,454)      $3,428,200
                                            ==========       ===========       ==========

4.   OTHER BORROWINGS

          At June 30, 1998, the Corporation had the following advances from the Federal Home Loan Bank (the "FHLB"):

                       VALLEY RIDGE FINANCIAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

---------------------------------------------------------------------------

         TYPE            INTEREST RATE           MATURITY DATE             AMOUNT
         ----            -------------           -------------             ------
         Variable            5.779%            October 22, 1998         $ 3,000,000
         Fixed               5.260             February 1, 1999           2,000,000
         Fixed               5.230             February 1, 1999           1,000,000
         Fixed               6.070                 July 9, 1999           2,000,000
         Fixed               6.080           September 22, 1999           3,000,000
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


5.   EARNINGS PER COMMON SHARE

          Basic earnings and diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 619,979 shares outstanding for the three and six months ended June 30, 1998 and 1997. All share amounts have been restated to reflect stock dividends and splits.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. (the "Corporation"). This discussion should be read in conjunction with the consolidated financial statements and related notes.


RESULTS OF OPERATIONS

NET INCOME: The Corporation reported net income of $363,297 or $0.59 per share for the second quarter of 1998 compared to $354,348 or $0.57 per share for the same period in 1997. Year-to-date net income was $817,719 or $1.32 per share for 1998 compared to $703,163 or $1.13 per share for 1997. The improvement was primarily a result of improved net interest income, partially offset by increased noninterest expense. Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on the Corporation's future operating results.

NET INTEREST INCOME: Net interest income increased $119,953 or 8.15% to $1,591,507 for the three-month period ended June 30, 1998 and $216,219 or 7.54% to $3,085,153 for the six-month period ended June 30, 1998 compared to the same periods in 1997. The increases in net interest income are primarily attributable to increases in net loans of $5,847,235 or 6.53% from June 30, 1997 to June 30, 1998.

PROVISION FOR LOAN LOSSES: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision increased slightly to $37,500 for the three months ended June 30, 1998 from $30,000 for the same period in 1997 and increased to $75,000 for the six months ended June 30, 1998 from $60,000 for the same period in 1997. Net charge-offs were $40,501 for the second quarter of 1998 compared to net charge-offs of $28,000 for the same period in 1997. Net charge-offs year-to-date were $32,105 as of June 30, 1998 compared to net charge-offs of $31,420 for the same period in 1997. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

NONINTEREST INCOME: Noninterest income for the three months ended June 30, 1998 was $257,219 as compared to $250,279 for the same period in 1997.

Noninterest income for the six months ended June 30, 1998 increased to $609,353 from $521,579 at June 30, 1997.

NONINTEREST EXPENSE: Noninterest expense increased to approximately $1,350,000 and $2,574,000 for the three and six months ended June 30, 1998, respectively, compared to $1,243,000 and $2,459,000 for the same periods in 1997, respectively. Salaries and benefits increased 6.11% from $647,115 for the three months ended June 30, 1997 to $686,631 for the same period in 1998 and increased 9.55% from $1,258,012 for the six months ended June 30, 1997 to $1,378,175 for the same period in 1998. Supplies expense decreased by $11,350 or 20.88% and $47,296 or 38.82% for the three- and six-month periods ended June 30, 1998 compared to the same periods in 1997, respectively. The decrease in supplies is due to the Bank's name change that took place in late 1996. Other expenses increased from $784,901 for the six months ended June 30, 1997 to $839,118 for the same period in 1998 and increased from $397,273 for the three months ended June 30, 1997 to $476,683 for the same period in 1998.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Total assets increased approximately 4.47% or by $5.8 million to $136.7 million at June 30, 1998 compared to $130.9 million at December 31, 1997. Total liabilities increased by 4.51% or $5.3 million to $122.9 million at June 30, 1998 compared to $117.6 million at December 31, 1997. Total shareholders' equity increased by approximately $541,000 to approximately $13,800,000 at June 30, 1998. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts as well as an increase in the unrealized gain on securities available for sale.

Total loans increased by approximately $4.2 million or 4.60% to $96.7 million. Deposits increased by approximately $4.8 million or 4.57% to $109.9 million. The net loan to deposit ratio has remained constant at approximately 86.7% for both periods presented. The allowance for loan losses increased by approximately $43,000 while maintaining a reserve of 1.27% of outstanding loans.

Premises and equipment increased by approximately $1.6 million, or 47.1%, during the period as a result of the construction of a new main office building in Kent City. The new facility was completed in July 1998.

The Corporation paid dividends of $309,990 during the six months ended June 30, 1998, compared to $198,436 paid during the same period in 1997.

Shareholders' equity as a percent of total assets was 10.12% at June 30, 1998 compared to 10.16% at December 31, 1997. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Board of Governors of the Federal Reserve System.

Total cash and cash equivalents and investment securities totaled approximately $7.3 million at June 30, 1998, or approximately 5.32% of total assets. Deposits increased 4.57% during the first six months of 1998 and management believes its deposit base will remain a stable source of funds for the remainder of 1998. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank of Indianapolis (the "FHLB"). As of June 30, 1998, the Corporation had outstanding advances from the FHLB totaling $11,000,000. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

                        PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

On May 19, 1998, the Corporation held its 1998 Annual Meeting of Shareholders. At the meeting, the shareholders voted to approve an amendment to the Corporation's Restated Articles of Incorporation to increase the Corporation's authorized capital from 1,000,000 shares of common stock, $10.00 par value per share ("Common Stock"), to 2,000,000 shares of Common Stock.

All of the additional shares resulting from the increase in the Corporation's authorized Common Stock are of the same class, with the same dividend, voting and liquidation rights, as shares of Common Stock previously outstanding.

The newly authorized shares of Common Stock are unreserved and available for issuance. No further shareholder authorization is required prior to the issuance of such shares by the Corporation. Shareholders have no preemptive rights to acquire shares issued by the Corporation under its Restated Articles of Incorporation, and shareholders did not acquire any such rights with respect to such additional shares of Common Stock under the amendment to the Corporation's Restated Articles of Incorporation. Under some circumstances, the issuance of additional shares of Common Stock could dilute the voting rights, equity and earnings per share of existing shareholders.

Item 4.   Submission of Matters to a Vote of Security Holders

On May 19, 1998, the Corporation held its 1998 Annual Meeting of Shareholders. The purposes of the meeting were: to elect four directors for three-year terms expiring in 2001; to consider and approve an amendment to the Corporation's Restated Articles of Incorporation to increase the number of authorized shares of capital stock from 1,000,000 shares of Common Stock to 2,000,000 shares of Common Stock; and to consider and approve the Stock Incentive Plan of 1998.

Four candidates nominated by management were elected by the shareholders to serve as directors of the Corporation at the meeting. The following sets forth the results of the voting with respect to each candidate:

     NAME OF CANDIDATE                       SHARES VOTED
     -----------------                       ------------

     Gary Gust                     For                       501,713
                                   Authority Withheld          9,539
                                   Broker Non-Votes                0

     NAME OF CANDIDATE                       SHARES VOTED
     -----------------                       ------------

     Ronald L. Hansen              For                       500,998
                                   Authority Withheld         10,254
                                   Broker Non-Votes                0

     Robert C. Humphreys           For                       503,235
                                   Authority Withheld          8,017
                                   Broker Non-Votes                0

     Ben J. Landheer               For                       499,611
                                   Authority Withheld         11,641
                                   Broker Non-Votes                0

The following persons remained as directors of the Corporation with terms expiring in 1999: Michael E. McHugh, Dennis C. Nelson, John J. Niederer, Paul K. Spoelman, Donald Swanson and Donald VanSingel. The following persons remained as directors of the Corporation with terms expiring in 2000: Jerome B. Arends, K. Timothy Bull, Richard L. Edgar, and Fred J. Finkbeiner.

The shareholders also voted to approve the amendment to the Restated Articles of Incorporation to increase the amount of authorized capital stock as described in Item 2 of Part II of this Report on Form 10-QSB. The following sets forth the results of the voting with respect to that matter:

                                 SHARES VOTED
                         For               489,398
                         Against            18,678
                         Abstentions         3,176
                         Broker Non-Votes        0


The shareholders also voted to approve the Stock Incentive Plan of 1998. The following sets forth the results of the voting with respect to that matter:

                                 SHARES VOTED
                         For               479,513
                         Against            23,627
                         Abstentions         8,112
                         Broker Non-Votes        0

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report:

     EXHIBIT NO.                   DOCUMENT

     3.1     RESTATED ARTICLES OF INCORPORATION.

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

     4.3 RESTATED ARTICLES OF INCORPORATION. See 3.1 above.

     10.1   STOCK INCENTIVE PLAN OF 1998.

       27   FINANCIAL DATA SCHEDULE.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter covered by this report.

















                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               VALLEY RIDGE FINANCIAL CORP.
                               Registrant

Date: August 14, 1998          /S/RICHARD L. EDGAR
                               Richard L. Edgar, President and Chief
                                 Executive Officer (Principal Executive
                                 Officer)


Date: August 14, 1998          /S/MICHAEL MCHUGH
                               Michael McHugh, Secretary and Treasurer
                                 (Principal Financial and Accounting
                                  Officer)





























                               EXHIBIT INDEX

     EXHIBIT NO.                     DOCUMENT

      3.1      RESTATED ARTICLES OF INCORPORATION.

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

     4.3 RESTATED ARTICLES OF INCORPORATION. See 3.1 above.

     10.1      STOCK INCENTIVE PLAN OF 1998.

     27        FINANCIAL DATA SCHEDULE.

