Form 10QSB
period 1998-09-30
VALLEY RIDGE FINANCIAL CORP
filed 1998-11-13
CIK 1006962

===============================================================================

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-QSB
-------------------------------------------------------------------------------


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                                    OR

             [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ______________

                     Commission File Number: 333-00724

                       VALLEY RIDGE FINANCIAL CORP.
     (Exact Name of Small Business Issuer as Specified in its Charter)

            MICHIGAN                                   38-2888214
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        450 WEST MUSKEGON AVENUE                      (616) 678-5911
       KENT CITY, MICHIGAN  49330               (Issuer's Telephone Number,
(Address of Principal Executive Offices)            Including Area Code)

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes __X__   No _____.

There were 622,879 shares of Common Stock outstanding as of October 30, 1998.

Transitional Small Business Disclosure Format (check one):  Yes ____  No __X__.

===============================================================================

                       VALLEY RIDGE FINANCIAL CORP.

                                   INDEX
---------------------------------------------------------------------------


                                                                   PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets - September 30, 1998
            (Unaudited) and December 31, 1997 . . . . . . . . . . .    3

         Condensed Consolidated Statements of Income - Three and Nine
            Months Ended September 30, 1998 (Unaudited)
            and September 30, 1997 (Unaudited). . . . . . . . . . .    4

         Statements of Comprehensive Income - Three and Nine
            Months Ended September 30, 1998 (Unaudited) and
            September 30, 1997 (Unaudited). . . . . . . . . . . . .    5

         Condensed Consolidated Statements of Cash Flows - Nine Months
            Ended September 30, 1998 (Unaudited) and September 30,
            1997 (Unaudited). . . . . . . . . . . . . . . . . . . .    6

         Notes to Condensed Consolidated Financial Statements
           (Unaudited). . . . . . . . . . . . . . . . . . . . . . .    8

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION . . . . . . . . . . . . . . . . . . . .   10


PART II.    OTHER INFORMATION

         Item 5.  OTHER INFORMATION . . . . . . . . . . . . . . . .   15

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . .   15


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

                       PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       VALLEY RIDGE FINANCIAL CORP.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                          SEPTEMBER 30,          DECEMBER 31,
                                                             1998                   1997
                                                          ------------           -----------
                                                          (Unaudited)
ASSETS
     Cash and due from banks                           $     5,397,432        $     5,502,762
     Federal funds sold                                      1,500,000              3,000,000
                                                       ---------------        ---------------
       Total cash and cash equivalents                       6,897,432              8,502,762

     Securities                                             27,523,974             24,645,876

     Total loans                                            99,742,263             92,417,342
     Allowance for loan losses                              (1,229,353)            (1,186,772)
                                                       ---------------        ---------------
                                                            98,512,910             91,230,570

     Premises and equipment - net                            5,508,264              3,428,200
     Other assets                                            4,047,030              3,067,101
                                                       ---------------        ---------------
       Total assets                                    $   142,489,610        $   130,874,509
                                                       ===============        ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
       Noninterest-bearing                             $    18,587,141        $    16,465,625
       Interest-bearing                                     96,624,332             88,709,310
                                                       ---------------        ---------------
                                                           115,211,473            105,174,935

     Other borrowings                                       11,000,000             11,000,000
     Accrued expenses and other liabilities                  1,995,118              1,402,198
                                                       ---------------        ---------------
       Total liabilities                                   128,206,591            117,577,133

Shareholders' equity
     Common stock: 2,000,000 shares
       authorized; 622,879 and 619,979 shares
       outstanding at September 30, 1998 and
       December 31, 1997, respectively                       7,677,407              7,596,526

     Retained earnings                                       5,708,315              5,002,083
     Unearned compensation                                     (64,705)
     Net unrealized gain on securities available
       for sale                                                962,002                698,767
                                                       ---------------        ---------------
       Total shareholders' equity                           14,283,019             13,297,376
                                                       ---------------        ---------------
          Total liabilities and shareholders' equity   $   142,489,610        $   130,874,509
                                                       ===============        ===============

-------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
-------------------------------------------------------------------------------
                                                ---THREE MONTHS ENDED---                ---NINE MONTHS ENDED---
                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                                ------------------------                -----------------------
                                                 1998              1997                1998                1997
                                                 ----              ----                ----                ----
Interest income
    Loans, including fees                   $  2,289,038    $    2,209,716     $     6,701,371     $     6,369,400
    Federal funds sold                            38,873            12,394             148,004              89,112
    Investment securities                        377,932           296,105           1,094,059             859,391
                                            ------------    --------------     ---------------     ---------------
                                               2,705,843         2,518,215           7,943,434           7,317,903
Interest expense
    Deposits                                     940,633           885,275           2,762,202           2,584,304
    Other                                        171,214           121,119             502,084             352,844
                                            ------------    --------------     ---------------     ---------------
                                               1,111,847         1,006,394           3,264,286           2,937,148
                                            ------------    --------------     ---------------     ---------------
NET INTEREST INCOME                            1,593,996         1,511,821           4,679,148           4,380,755

Provision for loan losses                         37,500            15,000             112,500              75,000
                                            ------------    --------------     ---------------     ---------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                              1,556,496         1,496,821           4,566,648           4,305,755

Noninterest income
    Service charges and other income             248,792           232,183             722,416             723,149
    Gain on sale of investment securities         46,198            14,314             126,636              32,391
    Gain on sale of loans                          3,122             6,084              25,421              18,620
                                            ------------    --------------     ---------------     ---------------
                                                 298,112           252,581             874,473             774,160
Noninterest expense
    Salaries and benefits                        715,009           618,310           2,093,184           1,876,322
    Occupancy                                    112,059            75,417             263,228             233,129
    Furniture and fixtures                        88,171            64,081             211,374             196,626
    Other                                        470,243           487,062           1,391,684           1,398,444
                                            ------------    --------------     ---------------     ---------------
                                               1,385,482         1,244,870           3,959,470           3,703,521
                                            ------------    --------------     ---------------     ---------------
INCOME BEFORE FEDERAL INCOME TAX                 469,126           504,532           1,481,651           1,376,394



Federal income tax expense                        81,901           105,020             309,709             273,719
                                            ------------    --------------     ---------------     ---------------
NET INCOME                                  $    387,225    $      399,512     $     1,171,942     $     1,102,675
                                            ============    ==============     ===============     ===============

Net income per share                        $        .62    $          .64     $          1.89     $          1.78
                                            ============    ==============     ===============     ===============

-------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
                    STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)
-------------------------------------------------------------------------------
                                                ---THREE MONTHS ENDED---                ---NINE MONTHS ENDED---
                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                                ------------------------                -----------------------
                                                 1998              1997                1998                1997
                                                 ----              ----                ----                ----
Net income                                  $    387,225      $  399,512         $    1,171,942      $    1,102,675

Other comprehensive income, net of tax
    Change in unrealized gains on
      securities                                 299,267         134,203                398,841             178,612
                                            ------------      ----------          -------------      --------------
Comprehensive income                        $    686,492      $  533,715          $   1,570,783      $    1,281,287
                                            ============      ==========          =============      ==============
























-------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
-------------------------------------------------------------------------------
                                                                   ---NINE MONTHS ENDED---
                                                                         SEPTEMBER 30,
                                                                   -----------------------
                                                                  1998                1997
                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                           $    1,171,942      $   1,102,675
       Adjustments to reconcile net income
         to net cash from operating activities
         Depreciation                                              196,439            152,636
         Amortization of:
           Premiums and discounts on securities, net                21,134             32,221
           Goodwill and core deposit intangibles                     9,486             23,124
         Provision for loan losses                                 112,500             75,000
         Gain on sale of securities                               (126,112)           (32,391)
         Gain on sale of loans                                     (25,421)           (19,856)
         Loans originated for sale                              (3,571,222)        (2,470,600)
         Proceeds from loans sold                                3,900,772          2,423,498
         Net change in:
           Accrued interest receivable and other assets           (989,415)          (411,289)
           Accrued expenses and other liabilities                  757,235            467,474
                                                            --------------      -------------
             Net cash from operating activities                  1,457,338          1,342,492

CASH FLOWS FROM INVESTING ACTIVITIES
       Net change in loans                                      (7,698,969)        (9,249,911)
       Proceeds from:
         Sales of securities available for sale                  6,797,852          4,477,154
         Repayments and maturities of securities
           available for sale                                    2,605,321          2,285,924
       Purchase of:
         Securities available for sale                         (11,777,452)        (8,043,609)
         Federal Home Loan Bank stock                                                (206,000)
         Premises and equipment, net                            (2,276,503)          (585,610)
                                                            --------------      -------------
           Net cash used in investing activities               (12,349,751)       (11,322,052)

-------------------------------------------------------------------------------

                                   (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                                   ---NINE MONTHS ENDED---
                                                                         SEPTEMBER 30,
                                                                   -----------------------
                                                                  1998                1997
                                                                  ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in deposits                             $    9,752,793      $   7,226,515
       Advances from Federal Home Loan Bank                                         5,000,000
       Payment on Federal Home Loan Bank advance                                   (2,000,000)
       Dividends paid                                             (465,710)          (297,653)
                                                            --------------      -------------
         Net cash from financing activities                      9,287,083          9,928,862
                                                            --------------      -------------

Net change in cash and cash equivalents                         (1,605,330)           (50,698)

Cash and cash equivalents at beginning of year                   8,502,762          7,516,367
                                                            --------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    6,897,432      $   7,465,669
                                                            ==============      =============

Supplemental disclosures of cash flow information
       Cash paid during the year for
         Interest                                           $    3,275,003      $   2,929,719
         Income taxes                                              426,149            249,308

-------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The unaudited financial statements for the three and nine months ended September 30, 1998 and September 30, 1997 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results that were achieved from operations for such periods. The results for the period ended September 30, 1998 should not be considered as indicative of results that may be achieved for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997.


2.  ALLOWANCE FOR LOAN LOSSES

    The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30, 1998:

           Balance at January 1, 1998                     $   1,186,772
                  Provision for loan losses charged
                    to operating expense                        112,500
                  Recoveries on loans previously charged
                    to the allowance                             29,360
                  Loans charged off                             (99,279)
                                                          -------------
           Balance at September 30, 1998                  $   1,229,353
                                                          =============




-------------------------------------------------------------------------------

                       VALLEY RIDGE FINANCIAL CORP.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
-------------------------------------------------------------------------------

3.  OTHER BORROWINGS

     At September 30, 1998, the Corporation had the following advances from the Federal Home Loan Bank (the "FHLB"):

             TYPE      INTEREST RATE   MATURITY DATE         AMOUNT
           Variable          5.779%    October 22, 1998    $    3,000,000
           Fixed             5.260     February 1, 1999         2,000,000
           Fixed             5.230     February 1, 1999         1,000,000
           Fixed             6.070         July 9, 1999         2,000,000
           Fixed             6.080   September 22, 1999         3,000,000
                                                           --------------
                                                           $   11,000,000
                                                           ==============

    Each advance requires monthly interest payments at either fixed or adjustable rates. The variable rate is based on the FHLB overnight rate and adjusts quarterly. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding.


4.  EARNINGS PER COMMON SHARE

    Basic earnings and diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 620,212 shares outstanding for the three and nine months ended September 30, 1998, respectively, and 619,979 shares for the three and nine months ended September 30, 1997, respectively. All share amounts have been restated to reflect stock dividends and splits.








-------------------------------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. (the "Corporation"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, the statements under the caption "Year 2000 Readiness Disclosure" are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues, including Year 2000 issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. Furthermore, the Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

NET INCOME: The Corporation reported net income of $387,225, or $0.62 per share, for the third quarter of 1998 compared to $399,512, or $.64 per share, for the same period in 1997.  Year to date net income was
$1,171,942, or $1.89 per share, for 1998 compared to $1,102,675, or $1.78 per share, for the comparable period in 1997. The decrease for the three-month period was primarily a result of increased noninterest expense, partially offset by increased net interest income. The improvement for the nine-month period was primarily a result of improved net interest income,
-------------------------------------------------------------------------------
partially offset by increased noninterest expense. Except for the Year 2000 issues described below, management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on the Corporation's future operating results.

NET INTEREST INCOME: Net interest income increased $82,175, or 5.4%, to $1,593,996 for the three-month period ended September 30, 1998 and $298,393, or 6.8%, to $4,679,148 for the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increases in net interest income are primarily attributable to increases in net loans of $7,282,340, or 8.0%, from December 31, 1997 to September 30, 1998.

PROVISION FOR LOAN LOSSES: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision increased to $37,500 for the three months ended September 30, 1998 from $15,000 for the same period in 1997 and increased to $112,500 for the nine months ended September 30, 1998 from $75,000 for the same period in 1997. This increase has occurred as a result of management's assessment of the quality of loans in the Corporation's portfolio and management's assessment of the allowance for loan loss balance. Net charge-offs were approximately $38,000 for the third quarter of 1998, compared to net charge-offs of $108,000 for the same period in 1997. Net charge-offs, year to date, were $69,919 as of September 30, 1998 compared to net charge-offs of $139,701 for the same period in 1997. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

NONINTEREST INCOME: Noninterest income for the three months ended September 30, 1998 was $298,112 as compared to $252,581 for the same period in 1997. Noninterest income for nine months ended September 30, 1998 increased to $874,473 from $774,160 at September 30, 1997. The increases in noninterest income for the three- and nine-month periods are primarily attributable to increased gains on securities sales.

NONINTEREST EXPENSE: Noninterest expense increased to $1,385,482 and $3,959,470 for the three and nine months ended September 30, 1998 compared to $1,244,870 and $3,703,521 for the same periods in 1997. Salaries and benefits increased 15.6% from $618,310 for the three months ended September
30, 1997 to $715,009 for the same period in 1998 and increased 11.6% from $1,876,322 for the nine months ended September 30, 1997 to $2,093,184 for
-------------------------------------------------------------------------------
the same period in 1998. The increases in occupancy and furniture and fixtures expenses of $60,732 and $44,847 for the three and nine months ended September 30, 1998 compared to the same periods in 1997 are the result of the construction of a new main office building in Kent City. Management anticipates occupancy and furniture and fixture expenses to remain at these increased levels for the foreseeable future. Other noninterest expenses decreased from $1,398,444 for the nine months ended September 30, 1997 to $1,391,684 for the same period in 1998.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES:

Total assets increased approximately 8.9% or $11.6 million to $142.5 million at September 30, 1998 compared to $130.9 million at December 31, 1997. Total liabilities increased by 9% or $10.6 million to $128.2 million at September 30, 1998 compared to $117.6 million at December 31, 1997. Total stockholders' equity increased by $986,000 to $14,280,000 at September 30, 1998. The increase in stockholders' equity is primarily related to the retention of earnings after dividend payouts as well as an increase in the unrealized gain on securities available for sale.

Total loans increased by $7.3 million or 7.9% to $99.7 million. Deposits increased by approximately $10 million or 9.5% to $115.2 million. The net loan to deposit ratio has remained constant at 86% for both periods presented. The allowance for loan losses increased by $43,000 while maintaining a reserve of 1.23% of outstanding loans.

Premises and equipment increased by approximately $2 million, or 60%, during the period as a result of the construction of a new main office building in Kent City.

The Corporation paid dividends of $465,710 during the nine months ended September 30, 1998, compared to $297,653 paid during the same period in 1997.

Stockholders' equity as a percent of total assets was 10% at September 30, 1998 and December 31, 1997. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Board of Governors of the Federal Reserve System.

Total cash and cash equivalents and investment securities totaled $34,421,406 million at September 30, 1998, or approximately 24% of total assets. Deposits increased 9.5% during the first nine months of 1998 and management believes its deposit base will remain a stable source of funds for the remainder of 1998. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the

-------------------------------------------------------------------------------

Federal Home Loan Bank (the "FHLB"). As of September 30, 1998, the Corporation had outstanding advances from the FHLB totaling $11,000,000. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Corporation and the Bank.

YEAR 2000 READINESS DISCLOSURE

The approach of the Year 2000 presents potential problems to businesses that utilize computers in their daily operations. Some computer systems may not be able to properly interpret dates after December 31, 1999, because they use only two digits to indicate the year in the date. Therefore, a date using "00" as the year may be recognized as the year 1900 rather than the Year 2000.

The Corporation has formed a Year 2000 Committee (the "Committee") to address the potential problems associated with the Year 2000 computer issue. The Committee, consisting of officers of the Corporation, meets on a regular basis and provides regular reports to the Board of Directors detailing progress with the Year 2000 issue.

The Corporation has developed a plan to prepare for the Year 2000. This plan includes the performance of an inventory of software applications, which has been comleted, and non-information technology systems, communicating with third party vendors and suppliers, and obtaining certifications of compliance from third party providers. The Corporation's core computer services provider, West Shore Computer Services, Inc. ("West Shore") (20% of the stock of which is owned by the Corporation) has implemented its own plan to perform an inventory of its systems and ensure that its systems are Year 2000 compliant. The Corporation believes that West Shore has completed approximately 78% of its plan.

The Corporation will continue to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications and non-information technology systems throughout 1998. The Corporation's goal is to perform tests of its systems and applications during 1998 and to remediate or replace non-compliant systems during 1998 and early 1999 so as to have all systems and applications compliant with the century change by early 1999.

The Corporation is continuing to seek assurances that the systems of other companies on which the Corporation's systems rely will be timely converted or modified. If such modifications and conversions are not completed timely, their inability to correctly recognize the Year 2000 could have an adverse impact on the financial condition and results of operations of the Corporation.

Currently, the costs to the Corporation related to the Year 2000 issue are estimated to be approximately $87,000. However, it is impossible to
-------------------------------------------------------------------------------
predict the exact expenses associated with the Year 2000 issue and additional funds may be needed for unknown expenses related to Year 2000 testing, training and education, as well as system and software replacements.

As with any organization that depends on technology, particularly computer systems and software, a Year 2000 related failure poses a significant threat to continued business operations of the Corporation. While the Corporation is doing everything in its power to ensure Year 2000 readiness, the success of the Corporation's third party providers, especially
West Shore, is vital to the Corporation's readiness. These third parties have been contacted and the Corporation is monitoring their progress toward their own Year 2000 readiness. Another potential risk to the Corporation includes lending and deposit relationships. The Committee is currently evaluating these two groups and assessing any potential risks to permit the Corporation to establish and then implement any necessary corrective procedures.

Despite careful planning by the Corporation, there may be circumstances beyond the Corporation's control that may prohibit it from operating "as usual" after December 31, 1999, which could have a material adverse effect on the Corporation's financial condition and results of operations. The Committee is currently in the process of establishing a contingency plan to address potential Year 2000 problems.

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














-------------------------------------------------------------------------------

                        PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

All information with respect to Year 2000 issues provided by the Corporation in this Quarterly Report and in other reports and materials previously filed with the Securities and Exchange Commission, as set forth on Exhibit 99.1 to this Quarterly Report, are "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The following document is filed as an exhibit to this report on Form 10-QSB:

          EXHIBIT NO.            DOCUMENT

           3.1 Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's
                  Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

           3.2 Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.

           4.1    Form of Stock Certificate.  Previously filed as
                  Exhibit 4(a) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.

           4.2    Excerpts from Articles of Incorporation. See
                  Exhibit 3.1 above.

           4.3    Excerpts from Bylaws. See Exhibit 3.2 above.

           4.4    Long-Term Debt.  The Corporation is a party to
                  several long-term debt agreements which at the
                  time of this report do not exceed 10% of the
                  Corporation's total consolidated assets.  The
                  Corporation agrees to furnish copies of the
                  agreements defining the rights of the parties
                  thereto to the Securities and Exchange
                  Commission upon request.
-------------------------------------------------------------------------------

           27     Financial Data Schedule.

           99.1   Prior Year 2000 Readiness Disclosures.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.









































-------------------------------------------------------------------------------

                                SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VALLEY RIDGE FINANCIAL CORP.
                              Registrant


Date:  November 13, 1998      /S/  MICHAEL MCHUGH
                              Michael McHugh, Secretary/Treasurer
                                (Principal Financial and Accounting Officer
                                and Duly Authorized Signatory for the
                                Registrant)





























-------------------------------------------------------------------------------

                               EXHIBIT INDEX


          EXHIBIT
          NUMBER              DOCUMENT

           3.1      Restated Articles of Incorporation.
                    Previously filed as an exhibit to the
                    Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

           3.2 Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on
                    Form S-4 (Registration Statement No. 333-
                    00724) filed January 30, 1996. Here
                    incorporated by reference.

           4.1 Form of Stock Certificate. Previously filed as Exhibit 4(a) to the Corporation's
                    Registration Statement on Form S-4
                    (Registration Statement No. 333-00724) filed
                    January 30, 1996.  Here incorporated by
                    reference.

           4.2      Excerpts from Articles of Incorporation. See
                    Exhibit 3.1 above.

           4.3      Excerpts from Bylaws. See Exhibit 3.2 above.

           4.4 Long-Term Debt. The Corporation is a party to several long-term debt agreements which at the time of this report do not exceed 10% of the Corporation's total consolidated assets. The Corporation agrees to furnish copies of the agreements defining the rights of the parties thereto to the Securities and Exchange Commission upon request.

           27       Financial Data Schedule.

           99.1     Prior Year 2000 Readiness Disclosures.