Form 10-K405
period 1998-12-31
VALLEY RIDGE FINANCIAL CORP
filed 1999-03-31
CIK 1006962

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB


 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________________ to
     _____________________

                  Commission File Number: 333-00724
                     VALLEY RIDGE FINANCIAL CORP.
            (Name of Small Business Issuer in Its Charter)

              MICHIGAN                                  38-2888214
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

        450 WEST MUSKEGON AVENUE
          KENT CITY, MICHIGAN                            49330
(Address of Principal Executive Offices)               (Zip Code)

                            (616) 678-5911
           (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act: NONE.

     Securities registered under Section 12(g) of the Exchange Act: NONE.

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No __________

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 1998, were $12,144,450.

As of March 29, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately
$13,683,530. This amount is based on the sale price of $35.00 per share for the registrant's stock as of such date.

As of March 29, 1999, the registrant had outstanding 622,573 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes ____  No __X__.

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Valley Ridge Financial Corp. (the "Corporation") is a Michigan bank holding corporation with its headquarters in Kent City, Michigan. The Corporation was formed on May 20, 1988. The Corporation is the parent company of Valley Ridge Bank, a Michigan banking corporation. Valley Ridge Bank is the Corporation's only subsidiary. Valley Ridge Bank owns a 20% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm and owns 100% of the outstanding shares of Valley Ridge Investments, Inc., a company that holds a 6% interest in a title company, Valley Ridge Realty, Inc., a real estate brokerage company, and Valley Ridge Financial Services, Inc., an insurance agency.

     On July 1, 1996, Community Bank Corporation ("Community") merged with and into the Corporation (the "Merger"). The then-shareholders of Community received 152,159 shares of the Common Stock of the Corporation ("Valley Ridge Common Stock") for the shares of common stock of Community that they held, in addition to cash in lieu of fractional shares. The Merger was treated as a pooling of interests for accounting purposes and the assets and liabilities of Community were carried forward in the Corporation's accounts.

     Effective at the close of business on December 6, 1996, the Corporation's two subsidiary banks, The Grant State Bank ("Grant") and Kent City State Bank ("Kent City"), were consolidated into a single banking corporation (the "Consolidation"). The purpose of the Consolidation was to allow the Corporation to further realize operational efficiencies and provide more consistent and improved service to the market areas that the Corporation had been servicing. The Consolidation resulted in a single bank named "Valley Ridge Bank" (the "Bank"). On December 31, 1998, the Bank had assets totaling $148 million, deposits of $119.6 million and shareholders' equity of $14.2 million.

     The Corporation and the Bank operate in a single industry segment--the business of commercial banking, mortgage banking and other related activities. The Bank is a full service bank offering customary commercial banking services, which include commercial and retail loans, business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, automated transaction machine services, money transfer services and safe deposit facilities, and insurance and real estate brokerage services. No material part of the business of the Corporation or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Corporation.

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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") substantially changed the geographic constraints applicable to the banking industry. The Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Effective June 1, 1997, the Riegle-Neal Act also allowed banks to establish interstate branch networks through acquisitions of other banks. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

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

     The nature of the business of the Bank is such that it holds title, on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of cleanup of environmental contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

     The Corporation and the Bank employed approximately 100 persons (85 persons on a full-time equivalent basis) at December 31, 1998.

     Certain statistical information describing the business of the Corporation follows. Additional statistical information describing the business of the Corporation and the Bank appears in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this report and in the Consolidated Financial Statements and notes thereto included in Item 7 of this report.


ITEM 2.  DESCRIPTION OF PROPERTY.

     The Corporation maintains its offices and conducts its business operations from the principal banking office of the Bank in Kent City, Michigan. The Bank's principal office is located at 450 West Muskegon Avenue, Kent City, Michigan. These premises encompass approximately 24,000 square feet, all of which are occupied by the Bank and the Corporation. The Corporation also owns property located at 6 North Main Street, Kent City, Michigan, the former location of the Bank's principal office. The Corporation also owns a vacant lot located in an industrial park in Coopersville, Michigan.

     The Bank owns the premises occupied by its branch offices at the following addresses, all of which are in Michigan: 10 West Main Street, Grant (4,051 square feet), the corner of M-37 and M-82, Newaygo (1,450 square feet), 661 West Randall Road, Coopersville (1,950 square feet); 3069 Slocum Road, Ravenna (3,300 square feet); 5475 Apple Avenue, Egelston (3,300 square feet); and 11 South State

Street, Sparta (1,040 square feet). The Bank leases its office at 47 South Charles Street, White Cloud, Michigan (approximately 500 square feet). The Corporation believes all of its and the Bank's properties are in good condition and repair and are adequately covered by insurance.

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

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for Valley Ridge Common Stock. Transactions in Valley Ridge Common Stock are occasionally effected by individuals on an informal basis. Some transactions are effected through the involvement of local brokerage firms. The prices at which such transactions are effected are only occasionally reported to the Corporation. As of December 31, 1998, there were approximately 490 record holders of shares of Valley Ridge Common Stock.

     The Corporation has paid regular cash dividends since June 30, 1989. The following table summarizes the quarterly cash dividends paid to common shareholders during the last two full years, retroactively adjusted for a 5-for-4 stock split during October 1997, which was effected in the form of a stock dividend:

          QUARTER                     1997         1998
          -------                     ----         ----
          1st                      $   .16       $  .25
          2nd                          .16          .25
          3rd                          .16          .25
          4th                          .22          .25
                                   -------       ------
          Total                    $   .70       $ 1.00
                                   =======       ======

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is provided by Valley Ridge Financial Corp. management as its analysis of the consolidated financial condition and results of operations of the Corporation. This analysis should be read in conjunction with the consolidated financial statements and related notes.

TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997

RESULTS OF OPERATIONS: The Corporation reported net income of $1,627,173 or $2.62 per share for 1998. This was 9.8% higher than the $1,481,712, or $2.39 per share, earned in 1997. The increase in net income was primarily a result of increased net interest income from $5,920,713 in 1997 to $6,384,613 in 1998, along with an increase in non-interest income from $1,085,728 in 1997 to $1,382,786 in 1998.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities.

                                                                    Years ended December 31,
                                    --------------- 1 9 9 8 ---------------   --------------- 1 9 9 7 ----------------
                                        AVERAGE                     AVERAGE      AVERAGE                       AVERAGE
                                        BALANCE        INTEREST       RATE       BALANCE         INTEREST       RATE
                                        -------        --------       ----       -------         --------       ----
Taxable investment
   securities                       $  11,395,604    $   686,176      6.02%   $  6,707,055    $     414,079     6.17%
Tax-exempt securities <F1>             14,793,501      1,302,427      8.80      13,217,462        1,202,770     9.10
                                    -------------    -----------              ------------    -------------
     Total securities                  26,189,105      1,988,603      7.59      19,924,517        1,616,849     8.11
Loans <F1><F2><F3>                     95,943,606      9,091,258      9.48      89,814,550        8,648,756     9.63
Federal funds sold                      3,108,766        165,341      5.32       2,209,315          113,259     5.13
                                    -------------    -----------              ------------    -------------
     Total earning assets             125,241,477     11,245,202      8.98     111,948,382       10,378,864     9.27

Nonaccrual loans                          315,833                                  162,015

Less allowance for
   loan losses                         (1,225,931)                              (1,175,479)
Cash and due from banks                 5,377,324                                5,741,211
Other nonearning assets                 8,382,550                                5,379,438
                                    -------------                             ------------
     Total assets                   $ 138,091,253                             $122,055,567
                                    =============                             ============

                                                                    Years ended December 31,
                                    --------------- 1 9 9 8 ---------------   --------------- 1 9 9 7 ----------------
                                        AVERAGE                     AVERAGE      AVERAGE                       AVERAGE
                                        BALANCE        INTEREST       RATE       BALANCE         INTEREST       RATE
                                        -------        --------       ----       -------         --------       ----
Interest-bearing demand
  deposits                          $  13,930,957    $   206,008      1.48%   $ 13,008,853    $     210,677      1.62%
Savings deposits                       30,736,597        742,036      2.41      28,178,318          740,033      2.63
Time deposits                          49,237,546      2,772,433      5.63      43,747,811        2,550,362      5.83
                                    -------------    -----------              ------------    -------------
     Total interest-bearing
       deposits                        93,905,100      3,720,477      3.96      84,934,982        3,501,072      4.12
Other borrowings                       11,399,995        656,574      5.76       9,015,974          514,853      5.71
                                    -------------    -----------              ------------    -------------
     Total interest-bearing
       liabilities                    105,305,095      4,377,051      4.16      93,950,956        4,015,925      4.27
                                                     -----------                              -------------

Demand deposits                        17,351,318                               14,381,087
Other liabilities                       1,382,331                                1,141,626
                                    -------------                             ------------
     Total liabilities                124,038,744                              109,473,669
Average equity                         14,052,509                               12,581,898
                                    -------------                             ------------
     Total liabilities and
       equity                       $ 138,091,253                             $122,055,567
                                    =============                             ============
Net interest income                                  $ 6,868,151                               $  6,362,939
                                                     ===========                               ============
Rate spread                                                           4.82                                       5.00
Net interest margin                                                   5.48                                       5.68

<F1>  Yields reflected have been computed on a tax equivalent basis using a marginal tax rate of 34%.
<F2>  Average outstanding balances exclude non-accruing loans.
<F3>  Includes loans held for sale.


The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

                                                       Year ended December 31,
                                             --------------- 1998 over 1997 -----------
                                               TOTAL            VOLUME           RATE
                                               -----            ------           ----
Increase (decrease) in interest income
     Loans (including loans held for sale)   $   442,502    $   582,557    $   (140,055)
     Taxable securities                          272,097        282,560         (10,463)
     Nontaxable securities                        99,657        139,754         (40,097)
     Federal funds sold                           52,082         47,692           4,390
                                             -----------    -----------    ------------
       Net change in tax-equivalent income       866,338      1,052,563        (186,225)

Increase (decrease) in interest expense
     Interest-bearing demand deposits             (4,669)        14,350         (19,019)
     Savings deposits                              2,003         64,315         (62,312)
     Time deposits                               222,071        311,448         (89,377)
     Other borrowings                            141,721        137,281           4,440
                                             -----------    -----------    ------------
       Net change in interest expense            361,126        527,394        (166,268)
                                             -----------    -----------    ------------
          Net change in tax-equivalent
            net interest income              $   505,212    $   525,169    $    (19,957)
                                             ===========    ===========    ============

Net interest margin remained strong at 5.48% for 1998, a decline of 20 basis points from 1997. The decrease is largely due to increased competition for loan and deposit accounts. Average loans, including loans held for sale, increased by 6.8% to $95,943,606 with a year-to-year increase in mortgage loans, including loans held for sale, of 17.8% in 1998. The increase in mortgage loans is primarily due to the favorable rate environment. Average securities increased 31.4% to $26,189,105. Average interest-bearing deposits increased $8,970,118 or 10.6%. The increase is primarily the result of various CD promotions throughout 1998. Average other borrowings increased by 26.4% to $11,399,995, and average equity increased $1,470,611, an 11.7% increase.

The provision for loan losses was $300,000 and $190,000 for 1998 and 1997. The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. Most of the loans charged-off were consumer loans for both years.

                                                                    As of and for the years
                                                                        ended December 31,
                                                                  1998                  1997
                                                                  ----                  ----
Balance at beginning of year                                  $  1,186,772        $   1,182,154
Provision charged to operating expense                             300,000              190,000

Recoveries on loans previously charged to the allowance             43,612               42,725
Loans charged off                                                 (141,684)            (228,107)
                                                              ------------        -------------
     Net charge offs                                               (98,072)            (185,382)
                                                              ------------        -------------
Balance at end of year                                        $  1,388,700        $   1,186,772
                                                              ============        =============
Allowance for loan losses as a percentage of
  total loans as of year end                                          1.40%                1.28%
Ratio of net charge-offs to average total loans outstanding
  during the year                                                    .0010                .0021

The allowance for loan losses at December 31, 1998 was 1.4 times the average of impaired loans for the year. Loan recoveries were 19% of the prior year's charge-offs. Net charge-offs for 1998 decreased from $185,382 in 1997 to $98,072. The provision for loan losses was increased to $300,000 to allow for an increase in loan growth and downward trends in the agricultural economy. The net effect was a $201,928 increase in the allowance balance at December 31, 1998.
These factors result in an increase in the ratio of allowance to total loans from 1.28% to 1.40%. Management believes that this level of allowance is adequate to cover problem credits in the loan portfolio.

The balance of impaired loans at December 31, 1998 of $166,317 is $1,893,443 lower than at December 31, 1997. This decrease is due primarily to two commercial credits which were considered impaired at December 31, 1997, but subsequently paid off during 1998. As indicated in Note 4 of the consolidated financial statements, management does not anticipate significant loss exposure relating to the loans classified as impaired and has established no specific reserves against those loans due to favorable collateral positions.

The allowance for loan losses was allocated in an amount deemed necessary to provide for probable losses within the following loan categories as of December 31:

                                                                        (Dollars in thousands)
                                  -------------------1998-------------------             ------------------1997------------------
       BALANCE AT END OF            PRINCIPAL       ALLOCATED    % OF TOTAL                PRINCIPAL     ALLOCATED   % OF TOTAL
      PERIOD APPLICABLE TO           BALANCE        ALLOWANCE       LOANS                   BALANCE      ALLOWANCE      LOANS
      --------------------           -------        ---------       -----                   -------      ---------      -----
     Commercial and agricultural     $  44,968      $      379       44%                   $  43,108     $      268       47%
     Real estate - mortgages            41,734             113       40                       35,438             67       38
     Consumer                           16,403             296       16                       13,871            202       15
     Unallocated                                           601                                                  650
                                     ---------      ----------      ---                    ---------     ----------      ---
                                     $ 103,105      $    1,389      100%                   $  92,417     $    1,187      100%
                                     =========      ==========      ===                    =========     ==========      ===

Noninterest income was $1,382,786 and $1,085,728 for 1998 and 1997, respectively. The increase was primarily a result of increased other income and net realized gain on the sale of securities for 1998 compared to 1997. Other income increased from 1997 to 1998 as a result of increased income from West Shore Computer Services, Inc. West Shore Computer Services, Inc. is owned jointly by Valley Ridge with several other community banks and provides data processing services to Valley Ridge and other banks. Noninterest expense increased to $5,436,531 compared to $4,921,337 in 1997. Noninterest expense was higher in 1998 when compared to 1997 largely because of salaries and benefits, which increased $323,294 or 13.2%. Increases from 1997 to 1998 in occupancy expense of $88,113 or 27.1% and furniture and fixtures expense of $62,968 or 23.5% also contributed to the increase in noninterest expense. The increase in occupancy and furniture and fixtures expenses can be attributed to the completion of a new corporate office during 1998.

Following are overall return percentages and the dividend pay-out ratio for the past two years:

                                                          1998      1997
                                                          ----      ----
     Return on average assets                              1.18%     1.21%
     Return on average equity                             11.58     11.78
     Dividend pay-out ratio                               38.19     29.29
     Average equity to average assets ratio               10.18     10.31

Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge's future operating results or financial condition.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES: Total assets increased by $17,320,601 or 13.2% to $148,195,110 at December 31, 1998
compared to $130,874,509 at December 31, 1997. This growth is attributable primarily to growth in the loan portfolio which was funded by deposit growth. This growth was partially due to Valley Ridge benefiting from consolidation of major regional banks in some of its markets. Total liabilities increased by $16,133,526 or 13.7% to $133,710,659 at December 31, 1998 compared to $117,577,133 at
December 31, 1997. The increase in shareholders' equity is due primarily to retention of earnings and an increase of $151,566 in the unrealized gain on securities available for sale.

Total loans increased by $7,016,611 or 7.6% from the balance at December 31, 1997 to $99,433,953 at December 31, 1998. In addition, loans held for sale were $3,670,761 at December 31, 1998 compared to zero at December 31, 1997. Deposits increased by $14,407,816 or 13.7% to $119,582,751 at December 31, 1998. The overall impact of these two changes was a decrease in the net loan to deposit ratio to 82% at December 31, 1998 compared to 87% at December 31, 1997. The allowance for loan losses increased by $201,928 causing the ratio of reserves to outstanding loans to increase from 1.28% at December 31, 1997 to 1.40% at December 31, 1998.

The following table shows the maturity of commercial, consumer, real estate construction and agricultural loans outstanding at December 31, 1998. Also provided below is the amount due after one year classified according to the terms of the loans. Demand loans, loans with no stated maturity and overdrafts are reported as due in one year or less.

                                                DUE IN      DUE AFTER ONE         DUE
                                               ONE YEAR     YEAR THROUGH         AFTER
                                                OR LESS      FIVE YEARS        FIVE YEARS
                                                -------      ----------        ----------
                                                        (Dollars in thousands)
     Commercial                               $    26,292      $  8,414        $   2,823
     Consumer                                       7,541         7,847            1,015
     Real estate                                   10,844        25,314            1,905
     Agricultural                                   4,140         2,864              435
                                              -----------      --------        ---------
                                              $    48,817      $ 44,439        $   6,178
                                              ===========      ========        =========
     Loans due after one year
       With fixed rates                                        $ 34,389        $   5,231
       With floating rates                                       10,050              947
                                                               --------        ---------
                                                               $ 44,439        $   6,178
                                                               ========        =========

The time remaining until maturity of time certificates of deposit of $100,000 or more at December 31, 1998 were as follows:

     Three months or less                               $    4,198,000
     Over three months through six months                    2,163,000
     Over six months through twelve months                   1,442,000
     Over twelve months                                      1,576,000
                                                        --------------
                                                        $    9,379,000
                                                        ==============

Valley Ridge paid dividends totaling $621,394 in 1998, compared to $434,049 paid during 1997.

The Corporation's capital ratios exceeded the minimum levels prescribed by the Federal Reserve Board, as shown in Note 16 of the consolidated financial statements.

Total cash, cash equivalents and investment securities totaled $36,700,174 at December 31, 1998 or 25% of total assets. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

The following table shows, by class of maturities at December 31,
1998, the amounts and weighted average yields of investment securities
<F1>:
                                                         CARRYING       AVERAGE
                                                          VALUE         YIELD <F2>
                                                          -----        ----------
                                                         (Dollars in thousands)
     U.S. Treasury securities and obligations of U.S.
       Government corporations and agencies
        One year or less                                $  2,020          6.60%
        Over one through five years                        4,137          5.91
        Over five through ten years                        2,031          7.00
        Over ten years
                                                        --------          ----
                                                           8,188          6.37
     Obligations of states and political subdivisions
        One year or less                                   1,410          7.65
        Over one through five year                         2,291          9.15
        Over five through ten years                        4,758          8.68
        Over ten years                                     8,409          8.44
                                                        --------          ----
                                                          16,868          8.53

     Mortgage-backed securities and other                  4,239          6.06
                                                        --------          ----
                                                        $ 29,295          7.57%
                                                        ========          ====
Because of their variable payments, mortgage-backed securities are not reported by a specific maturity grouping.

<F1>  Calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.
<F2>  Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on state and municipal securities have been adjusted to a fully taxable equivalent using a federal income tax rate of 34%.

As of December 31, 1998, the securities of no issuer except the U.S. Government had an aggregate carrying value that exceeded 10% of shareholders' equity.

Accrued expenses and other liabilities increased by $805,441 or 72.0%, from 1997. Included in this increase are an increase in commercial loan participation payments in process, an increase in accrued deferred director expenses, and an increase in the deferred tax portion of the unrealized gains on securities available for sale.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. Valley Ridge Bank has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Valley Ridge Bank had $1,204,014 and $283,745 in repurchase agreements at year end 1998 and 1997.

The Corporation had $11,000,000 in advances from the Federal Home Loan Bank at year end 1998 and 1997. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and nonspecific qualifying securities within the securities portfolio.

The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1998.

                                                     MATURITY OR REPRICING FREQUENCY
                                                     -------------------------------
                                     0-3 MONTHS        3-12 MONTHS          1-5 YEARS          5 YEARS+
                                     ----------        -----------          ---------          --------
    INTEREST-EARNING ASSETS
     Loans                         $  33,880,000     $   14,937,000     $    44,439,000     $    6,178,000
     Loans held for sale               3,671,000
     Investment securities                                3,430,000           6,428,000         15,198,000
     Federal funds sold                  500,000
                                   -------------     --------------     ---------------     --------------
      Total                        $  38,051,000     $   18,367,000     $    50,867,000     $   21,376,000
                                   =============     ==============     ===============     ==============
     INTEREST-BEARING LIABILITIES
     Certificates of deposit       $  17,165,000     $   20,601,000     $    15,236,000     $       35,000
     Savings accounts                 19,268,000
     Money market accounts            15,850,000
     NOW accounts                     10,954,000
     FHLB Loan                         3,000,000          5,000,000           3,000,000
                                   -------------     --------------     ---------------     --------------
      Total                        $  66,237,000     $   25,601,000     $    18,236,000     $       35,000
                                   =============     ==============     ===============     ==============
     Interest sensitivity gap      $ (28,186,000)    $   (7,234,000)    $    37,697,000     $   24,004,000
                                   =============     ==============     ===============     ==============
     Cumulative gap                                  $  (35,420,000)    $     2,277,000     $   26,281,000
                                                     ==============     ===============     ==============

The above table is based on contractual terms. Mortgage-backed securities do not have a single maturity date and, therefore, were excluded from investment securities. Savings accounts, money market accounts, and NOW accounts are subject to immediate withdrawal and are presented as repricing in the earliest period presented. Although demand and savings accounts, for which rates paid are not readjusted on a pre-established contract cycle and are subject to immediate withdrawal, are presented as repricing in the 0-3 months period, management believes that these types of accounts are not as sensitive to changes in interest rates in the short-term as this presentation would indicate. The Corporation is liability sensitive in periods out to 12 months in the amount of $35,420,000; however, this is offset in the 1-5 years period with a positive interest sensitivity gap of $37,697,000. The cumulative gap increases to $26,281,000 for all time periods. Management strives to maintain a positive cumulative gap for periods out to five years. The practice of underwriting loans with maturity dates of five years or less and with variable rates allows for a repricing of those assets over a relatively short period.

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

IMPACT OF ACCOUNTING STANDARDS EFFECTIVE IN FUTURE PERIODS: In 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES, which will require, in 2000, the recording of derivatives at fair value in the balance sheet, with changes in fair value running through the income statement. Also issued in 1998 was Statement No. 134, MORTGAGE-BACKED SECURITIES AFTER SECURITIZATION, which will allow, in 1999, mortgage loans that are securitized to be classified as trading, available for sale, or, in certain circumstances, held to maturity. Currently, these must be classified as trading. Management does not anticipate that the adoption of these standards will have a significant impact on the Corporation's consolidated financial statements.


YEAR 2000 READINESS DISCLOSURE

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

The Corporation has developed a plan to prepare for the year 2000. This plan includes the performance of an inventory of hardware and software applications, communicating with third party vendors, suppliers and customers, and obtaining certifications of compliance from third party providers. The Corporation's core computer services provider, West Shore Computer Services, Inc. ("West Shore") (20% of the stock of which is owned by the Corporation) has implemented its own plan to perform an inventory of its systems and ensure that its systems are year 2000 compliant. As of December 31, 1998, West Shore had completed approximately 85% of its plan.

The Corporation had completed approximately 85% of its plan as of December 31, 1998 at a cost of $62,000. This includes costs related to personnel, programming, and hardware and software upgrades and replacements. Management anticipates that an additional $40,000 in personnel, programming, and hardware and software upgrades and replacements will be required to complete the plan during 1999. While additional unforeseen costs may occur, these costs are not expected to be significant.

The impact of the year 2000 issue on the Corporation will depend not only on corrective actions that the Corporation takes, but also on the way in which year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Corporation, or whose financial condition or operational capability is important to the Corporation. To reduce this exposure, the Corporation has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failures to resolve their own year 2000 issues. The Corporation is continuing to seek assurances from its third party vendors and suppliers confirming that the third parties' software systems are year 2000 compliant or an expected compliance date by mid 1999. The Corporation is continuing to seek assurances that the systems of other companies on which the Corporation's systems rely will be timely converted or modified. If such modifications and conversions are not completed timely, their inability to correctly recognize the year 2000 could have an adverse impact on the operations of the Corporation.

The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address year 2000 issues. As a result, the Bank identified its material borrowers and has assessed these borrowers' year 2000 readiness. The material borrowers' year 2000 readiness will be monitored periodically, based on the level of risk that the year 2000 has been estimated to potentially impact the business of each borrower.

The Corporation is preparing general contingency plans to address unforeseen year 2000 issues, including plans in the event that mission critical systems experience difficulties or other significant third parties fail to adequately address year 2000 issues. Such plans principally involve the operation of systems in an off-line environment. This would be accomplished by the manual and desktop computer update of financial records until problems or difficulties are remedied. Internal remediation plans are being developed in the remaining information and non-information technology areas. The Corporation is also enhancing its existing business resumption plans to reflect year 2000 issues. It is developing plans, designed to coordinate the efforts of its personnel and resources, in addressing any year 2000 difficulties that become evident after December 31, 1999. There can be no assurance that any plans will fully mitigate any such difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or other sources are limited or unavailable.

The Corporation believes that with modifications to existing hardware and software and conversions to new hardware and software, the year 2000 issue should not pose significant operational problems for its computer systems and that costs to be incurred are not expected to be material to the Corporation's results of operations, liquidity or capital resources.

There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Corporation's systems rely to modify or convert their systems to be year 2000 complaint, the ability to locate and correct all relevant computer codes, and similar uncertainties. This year 2000 readiness disclosure is in part based upon and repeats information provided to the Corporation by outside sources, including its customers, suppliers, and other business partners and the vendors and licensors of the Corporation's software, hardware and other systems and equipment. Although the Corporation believes this outside information is accurate, the Corporation is not the original source of this outside information and has not independently verified the information.

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Year 2000 related remediation, cost and risk assessments are necessarily statements of belief as to the outcome of future events, based in part on information provided by vendors and others that the Corporation has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, the Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; the ability of companies on which the Corporation relies to make their computer systems year 2000 compliant; and changes in the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

ITEM 7.  FINANCIAL STATEMENTS.

                     VALLEY RIDGE FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and 1997
-------------------------------------------------------------------------------

                                                             1998                  1997
                                                             ----                  ----
ASSETS
     Cash and due from banks                              $  5,553,484         $  5,502,762
     Federal funds sold                                        500,000            3,000,000
                                                          ------------         ------------
       Total cash and cash equivalents                       6,053,484            8,502,762

     Securities available for sale                          29,294,862           23,300,280
     Other securities                                        1,351,828            1,345,596
     Loans held for sale                                     3,670,761

     Loans                                                  99,433,953           92,417,342
     Allowance for loan losses                              (1,388,700)          (1,186,772)
                                                          ------------         ------------
                                                            98,045,253           91,230,570

     Accrued interest receivable                             1,079,289            1,084,995
     Premises and equipment - net                            5,721,881            3,428,200
     Other assets                                            2,977,752            1,982,106
                                                          ------------         ------------
       Total assets                                       $148,195,110         $130,874,509
                                                          ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
       Noninterest-bearing                                $ 20,473,900         $ 16,465,625
       Interest-bearing                                     99,108,851           88,709,310
                                                          ------------         ------------
          Total                                            119,582,751          105,174,935
     Securities sold under agreement to repurchase           1,204,014              283,745
     Other borrowings                                       11,000,000           11,000,000
     Accrued expenses and other liabilities                  1,923,894            1,118,453
                                                          ------------         ------------
       Total liabilities                                   133,710,659          117,577,133

Shareholders' equity
     Common stock, no par value:  2,000,000 shares



       authorized and 622,573 shares outstanding in
       1998; 1,000,000 shares authorized and 619,979
       shares outstanding in 1997                            7,666,697            7,596,526
     Retained earnings                                       6,007,862            5,002,083
     Unearned restricted stock                                 (40,441)
     Net unrealized gain on securities available for sale      850,333              698,767
                                                          ------------         ------------
       Total shareholders' equity                           14,484,451           13,297,376
                                                          ------------         ------------
          Total liabilities and shareholders' equity      $148,195,110         $130,874,509
                                                          ============         ============

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                     VALLEY RIDGE FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME
                Years ended December 31, 1998 and 1997
-------------------------------------------------------------------------------

                                                             1998                  1997
                                                             ----                  ----
Interest income
     Loans, including fees                                $   9,050,545        $  8,615,472
     Federal funds sold                                         165,341             113,259
     Securities
       Taxable                                                  686,176             414,079
       Nontaxable                                               859,602             793,828
                                                          -------------        ------------
          Total interest income                              10,761,664           9,936,638

Interest expense
     Deposits                                                 3,720,477           3,501,072
     Other                                                      656,574             514,853
                                                          -------------        ------------
       Total interest expense                                 4,377,051           4,015,925
                                                          -------------        ------------
NET INTEREST INCOME                                           6,384,613           5,920,713

Provision for loan losses                                       300,000             190,000
                                                          -------------        ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           6,084,613           5,730,713

Noninterest income
     Service charges                                            837,958             796,071
     Net realized gain on sale of securities                    182,268              32,391
     Net realized gain on sale of loans                          21,693              28,912
     Other income                                               340,867             228,354
                                                          -------------        ------------
       Total noninterest income                               1,382,786           1,085,728

Noninterest expense
     Salaries and benefits                                    2,767,230           2,443,936
     Occupancy                                                  412,368             324,255
     Furniture and fixtures                                     331,414             268,446
     Legal and professional fees                                180,052             178,753
     Data processing                                            267,332             250,005




     Supplies                                                   188,046             230,298
     Other expense                                            1,290,089           1,225,644
                                                          -------------        ------------
       Total noninterest expenses                             5,436,531           4,921,337
                                                          -------------        ------------
INCOME BEFORE FEDERAL INCOME TAX                              2,030,868           1,895,104

Federal income tax expense                                      403,695             413,392
                                                          -------------        ------------
NET INCOME                                                $   1,627,173        $  1,481,712
                                                          =============        ============
Basic and diluted earnings per share                      $        2.62        $       2.39
                                                          =============        ============

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                     VALLEY RIDGE FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                Years ended December 31, 1998 and 1997
-------------------------------------------------------------------------------

                                                        1998                1997
                                                        ----                ----
Net income                                          $   1,627,173     $   1,481,712
Other comprehensive income, net of tax:
     Unrealized holding gains and losses on
        available-for-sale securities                     411,914           381,982

     Less reclassification adjustments for gains
        later recognized in income                        182,268            32,391
                                                    -------------     -------------
     Net unrealized gains and losses                      229,646           349,591
       Tax effect                                        (78,080)          (118,861)
                                                    -------------     -------------
     Other comprehensive income                           151,566           230,730
                                                    -------------     -------------
Comprehensive income                                $   1,778,739     $   1,712,442
                                                    =============     =============






-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         VALLEY RIDGE FINANCIAL CORP.
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Years ended December 31, 1998 and 1997
-------------------------------------------------------------------------------

                                                                                                       NET UNREALIZED
                                                                                                        GAIN (LOSS)
                                                                                             UNEARNED  ON SECURITIES     TOTAL
                                                                     COMMON      RETAINED   RESTRICTED   AVAILABLE   SHAREHOLDERS'
                                                                     STOCK       EARNINGS      STOCK      FOR SALE      EQUITY
                                                                    -------      --------      -----      --------      ------
BALANCE, JANUARY 1, 1997                                          $ 6,357,626   $ 5,196,705             $ 468,037    $12,022,368

Net income for 1997                                                               1,481,712                            1,481,712

Stock split (5 for 4)                                               1,238,900    (1,242,285)                              (3,385)

Cash dividend ($0.70 per share)                                                    (434,049)                            (434,049)

Net change in unrealized gain (loss) on securities
  available for sale, net of tax of ($118,861)                                                            230,730        230,730
                                                                  -----------   -----------             ---------    -----------

BALANCE, DECEMBER 31, 1997                                          7,596,526     5,002,083               698,767     13,297,376

Net income for 1998                                                               1,627,173                            1,627,173

Cash dividend ($1.00 per share)                                                    (621,394)                            (621,394)

Issuance of restricted stock awards (unearned)                         80,881                 $(80,881)

Restricted stock awards earned                                                                  40,440                    40,440

Stock repurchased                                                     (10,710)                                           (10,710)

Net change in unrealized gain (loss) on securities
  available for sale, net of tax of ($78,080)                                                             151,566        151,566
                                                                  -----------   -----------   --------  ---------    -----------

BALANCE, DECEMBER 31, 1998                                        $ 7,666,697   $ 7,666,697   $(40,441) $ 850,333     14,484,451
                                                                  ===========   ===========   ========  =========    ===========

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                     VALLEY RIDGE FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended December 31, 1998 and 1997
-------------------------------------------------------------------------------

                                                          1998              1997
                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                        $  1,627,173      $ 1,481,712
     Adjustments to reconcile net income
       to net cash from operating activities
       Depreciation and amortization                        317,530          229,078
       Amortization of the premiums and
         discounts on securities, net                        50,435           37,827
       Provision for loan losses                            300,000          190,000
       Gain on sale of securities                          (182,268)         (32,391)
       Gain on sale of loans                                (21,693)         (28,912)
       Loans originated for sale                         (8,810,321)       (3,998,400)
       Proceeds from loans sold                           8,764,014         4,027,312
       Net change in
          Accrued interest receivable and other assets     (255,421)         (430,726)
          Accrued expenses and other liabilities            767,801           311,473
                                                       ------------      ------------
            Net cash from operating activities            2,557,250         1,786,973

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                (11,462,642)       (8,115,723)
     Proceeds from
       Sale of securities available for sale              8,362,564         4,529,869
       Repayments and maturities of securities
         available for sale                               3,036,554         3,489,823
     Purchases of
       Securities available for sale                    (17,032,221)      (12,191,250)
       Federal Reserve stock                                                  (11,250)
       FHLB stock                                                            (206,000)
       Farmer Mac stock                                      (6,232)
       Premises and equipment                            (2,600,532)       (1,380,844)
                                                       ------------      ------------
          Net cash from investing activities            (19,702,509)      (13,885,375)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments for fractional shares                                            (3,385)
     Net increase (decrease) in short-term borrowings       920,269          (117,157)
     Net increase in deposits                            14,407,816        10,639,388
     Advances from Federal Home Loan Bank                 3,000,000         8,000,000
     Payments on Federal Home Loan Bank advances         (3,000,000)       (5,000,000)

     Shares repurchased                                     (10,710)
     Dividends paid                                        (621,394)         (434,049)
                                                       ------------      ------------
       Net cash from financing activities                14,695,981        13,084,797
                                                       ------------      ------------
Net change in cash and cash equivalents                  (2,449,278)          986,395

Cash and cash equivalents at beginning of year            8,502,762         7,516,367
                                                       ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $  6,053,484      $  8,502,762
                                                       ============      ============
Supplemental disclosures of cash flow information
     Cash paid during the year for
       Interest                                        $  4,457,914      $  3,924,056
       Income taxes                                         517,149           418,556

Supplemental disclosure of non-cash investing activities - See Note 1

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998 and 1997
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Valley Ridge Financial Corp. and its wholly-owned subsidiary, Valley Ridge Bank, and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Investments, Inc., and Valley Ridge Financial Services, Inc. after elimination of significant intercompany transactions and accounts.

NATURE OF OPERATIONS: Valley Ridge Financial Corp. ("Corporation") is a regional, community-based financial institution, that owns all of the outstanding stock of Valley Ridge Bank ("Bank"). The Bank's loan and deposit accounts are primarily with customers located in Western Michigan, within the counties of Kent, Ottawa, Muskegon and Newaygo.
A real estate agency was purchased during 1998. The Corporation and its subsidiaries are primarily organized to operate in the banking industry. Substantially all revenues are derived from banking products and services.

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

SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Gains and losses on the sales of securities available for sale are determined using the specific allocation method. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

LOANS: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the respective assets.

OTHER REAL ESTATE OWNED: Real estate properties acquired in collection of a loan are recorded at fair value at acquisition. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. The Corporation held approximately $662,000 of other real estate at December 31, 1998. The Corporation did not hold other real estate at December 31, 1997.

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

LONG-TERM ASSETS: These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

EMPLOYEE BENEFITS: The Bank maintains profit sharing and 401(k) plans for substantially all employees. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. The 401(k) plan allows employee contributions up to 12% of employee compensation. Up to 6% of the contributions are matched at 50% by the Bank.

The Corporation also maintains an Employee Stock Ownership Plan (ESOP) covering substantially all full-time employees after one year of service, which invests primarily in stock of Valley Ridge Financial Corp. Accordingly, compensation expense is recorded based on the cash or fair value of shares contributed or committed to be contributed to the plan.

RESTRICTED STOCK AWARDS: The measurement of total compensation cost for restricted stock awards is based upon the fair value of the shares at the grant date. Compensation expense is recognized on a prorata basis over the vesting period of the award. The unearned compensation value of the restricted stock awards is shown as a reduction of shareholders' equity.

STOCK OPTIONS: Expense for employee compensation is recognized only if the options are granted below the market price at the date of grant. As shown in a separate footnote, pro forma disclosures of net income and earnings per share are provided as if the fair value method were used for stock-based compensation.

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

EARNINGS PER SHARE: Basic earnings per share is based on weighted-average common shares outstanding, including shares held by the ESOP. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:  During
1998, the Corporation transferred $3,670,761 from portfolio loans to loans held for sale.

RECLASSIFICATIONS: Some items in prior financial statements have been reclassified to conform with the current presentation.

NOTE 2 - CASH AND DUE FROM BANKS

Minimum cash balances, which are based on the deposit levels of the Bank, are required to be maintained by the Federal Reserve as legal reserve requirements. Cash balances restricted from usage due to these requirements were approximately $690,000 and $448,000 at December 31, 1998 and 1997, respectively.


NOTE 3 - SECURITIES

The amortized cost and fair values of securities at year-end were as follows:

AVAILABLE FOR SALE
                                                               GROSS             GROSS
                                              AMORTIZED      UNREALIZED        UNREALIZED         FAIR
                                                 COST          GAINS             LOSSES          VALUES
                                                 ----          -----             ------          ------
1998
     U.S. Treasury securities and
       obligations of U.S. Government
       corporations and agencies            $    8,115,226   $     75,340     $     (2,807)    $  8,187,759
     Obligations of states and
       political subdivisions                   15,613,694      1,255,911           (1,527)      16,868,078
                                            --------------   ------------     ------------     ------------
                                                23,728,920      1,331,251           (4,334)      25,055,837
     Mortgage-backed securities                  4,277,558         13,266          (51,799)       4,239,025
                                            --------------   ------------     ------------     ------------
                                            $   28,006,478   $  1,344,517     $    (56,133)    $ 29,294,862
                                            ==============   ============     ============     ============

                                                               GROSS             GROSS
                                              AMORTIZED      UNREALIZED        UNREALIZED         FAIR
                                                 COST          GAINS             LOSSES          VALUES
                                                 ----          -----             ------          ------
1997
     U.S. Treasury securities and
       obligations of U.S. Government
       corporations and agencies            $   6,007,814    $    60,431                       $   6,068,245
     Obligations of states and
       political subdivisions                  14,964,077        986,125      $   (17,868)        15,932,334
                                            -------------    -----------      -----------      -------------
                                               20,971,891      1,046,556          (17,868)        22,000,579
     Mortgage-backed securities                 1,269,652         30,407             (358)         1,299,701
                                            -------------    -----------      -----------      -------------
                                            $  22,241,543    $ 1,076,963      $   (18,226)     $  23,300,280
                                            =============    ===========      ===========      =============

OTHER SECURITIES
                                                     COST AND
                                                    FAIR VALUE
                                                    ----------
1998
     Federal Reserve stock                        $     180,000
     Federal Home Loan Bank stock                     1,160,600
     Farmer Mac stock                                    11,228
                                                  -------------
                                                  $   1,351,828
                                                  =============
1997

     Federal Reserve stock                        $     180,000
     Federal Home Loan Bank stock                     1,160,600
     Farmer Mac stock                                     4,996
                                                  -------------
                                                  $   1,345,596
                                                  =============

The amortized cost and fair values of debt investment securities at year-end 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage-backed securities, are shown separately.

                                                      AMORTIZED         FAIR
                                                         COST          VALUES
                                                         ----          ------
     Due in one year or less                      $   3,406,939     $  3,430,239
     Due after one year through five years            6,270,091        6,428,223
     Due after five years through ten years           6,384,489        6,788,949
     Due after ten years                              7,667,401        8,408,426
                                                  -------------     ------------
                                                     23,728,920       25,055,837
     Mortgage-backed securities                       4,277,558        4,239,025
                                                  -------------     ------------
                                                  $  28,006,478     $ 29,294,862
                                                  =============     ============

Gross realized gains from sales of securities available for sale were $182,493 and $41,048 for 1998 and 1997. Gross losses on those sales were $225 and $8,657 for 1998 and 1997.

Securities with a par value of approximately $400,000, were pledged to secure public deposits and for various other purposes as required or permitted by law at December 31, 1998 and 1997. Securities with a par value of $2,000,000 were pledged to secure short-term borrowings at December 31, 1998. Nonspecific securities were pledged to secure FHLB advances at December 31, 1998.

NOTE 4 - LOANS

Year-end loans were as follows:

                                                        1998                1997
                                                        ----                ----
     Commercial                                   $  37,528,868       $  36,115,052
     Residential real estate                         38,062,631          35,438,635
     Consumer                                        16,403,123          13,871,065
     Agricultural                                     7,439,331           6,992,590
                                                  -------------       -------------
                                                  $  99,433,953       $  92,417,342
                                                  =============       =============

Loans serviced for others were $16,670,404 and $12,215,000 at year-end 1998 and 1997.

Activity in the allowance for loan losses was as follows:

                                                        1998                1997
                                                        ----                ----
     Balance at beginning of year                 $   1,186,772       $    1,182,154
       Provision charged to operating expense           300,000              190,000
       Recoveries on loans previously
         charged to the allowance                        43,612               42,725
       Loans charged off                              (141,684)             (228,107)
                                                  -------------       --------------
     Balance at end of year                       $   1,388,700       $    1,186,772
                                                  =============       ==============

Impaired loans were as follows:

                                                                        1998                1997
                                                                        ----                ----
     Year-end loans with no allowance for loan losses allocated      $   166,317         $  2,059,760
     Year-end loans with allowance for loan losses allocated                                   11,225
     Amount of the allowance allocated                                                          2,000

     Average of impaired loans during the year                           983,063            1,247,719
     Interest income recognized during impairment                         69,711              109,515
     Cash basis interest income recognized                                57,884              103,995

NOTE 5 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment were as follows:

                                                             ACCUMULATED         CARRYING
                                              COST           DEPRECIATION          VALUE
                                              ----           ------------          -----
1998
     Land                               $     305,422                          $     305,422
     Building and improvements              5,678,703      $    (1,016,847)        4,661,856
     Furniture and equipment                3,005,369           (2,250,766)          754,603
                                        -------------      ---------------     -------------
                                        $   8,989,494      $    (3,267,613)    $   5,721,881
                                        =============      ===============     =============
1997
     Land                               $     305,422                          $     305,422
     Building and improvements              2,398,275      $      (928,748)        1,469,527
     Construction in progress                 965,194                                965,194
     Furniture and equipment                2,734,763           (2,046,706)          688,057
                                        -------------      ---------------     -------------
                                        $   6,403,654      $    (2,975,454)     $  3,428,200
                                        =============      ===============     =============


NOTE 6 - DEPOSITS

Deposits at year-end are summarized as follows:

                                                        1998                1997
                                                        ----                ----
     Noninterest-bearing demand deposit accounts    $   20,473,900      $  16,465,625
     Money market accounts                              15,850,182         14,768,774
     NOW and Super NOW accounts                         10,953,463         10,617,089
     Savings accounts                                   19,268,254         15,779,490
     Certificates of deposit                            53,036,952         47,543,957
                                                    --------------      -------------
                                                    $  119,582,751      $ 105,174,935
                                                    ==============      =============

At year-end 1998 and 1997, stated maturities of all time deposits were as follows:

                                               1998            1997
                                               ----            ----
       1998                                               $ 34,526,988
       1999                                $ 37,766,111      9,577,930
       2000                                   6,428,237      2,510,232
       2001                                   3,194,754        535,120
       2002                                   3,367,580        356,746
       2003                                   2,245,053         36,941
       Thereafter                                35,217
                                           ------------   ------------
                                           $ 53,036,952   $ 47,543,957
                                           ============   ============

Time deposit accounts of $100,000 or more were $9,379,000 and $7,632,000 at year-end 1998 and 1997.


NOTE 7 - BORROWINGS

At year-end 1998, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

      TYPE               INTEREST RATE    MATURITY DATE         AMOUNT
      ----               -------------    -------------         ------
     Fixed                    5.230       February 1, 1999    $ 1,000,000
     Fixed                    5.260       February 1, 1999      2,000,000
     Fixed                    6.070           July 9, 1999      2,000,000
     Fixed                    6.080     September 22, 1999      3,000,000
     Fixed                    5.120       October 22, 2003      3,000,000
                                                              -----------
                                                              $11,000,000
                                                              ===========

Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio and nonspecific qualifying securities within the securities portfolio up to the principal outstanding.

NOTE 8 - FEDERAL INCOME TAXES

The provision for income taxes consists of:

                                                             1998            1997
                                                             ----            ----
     Current expense                                     $   559,129    $    428,296
     Deferred benefit                                       (155,434)        (14,904)
                                                         -----------    ------------
                                                         $   403,695    $    413,392
                                                         ===========    ============

Year-end deferred tax assets and liabilities consist of:

                                                                       1998         1997
                                                                       ----         ----
     Deferred tax assets
       Allowance for loan losses                                     $ 320,922    $ 218,266
       Deferred loan fees                                               60,649       40,258
       Deferred compensation                                           210,528      129,473
       Core deposit amortization                                        27,576       31,420
       Other                                                            17,778        8,034
                                                                     ---------    ---------
                                                                       637,453      427,451
     Deferred tax liabilities
       Fixed assets                                                   (201,952)    (153,369)
       Net unrealized appreciation on securities available for sale   (438,051)    (359,971)
       Accrual to cash                                                 (23,777)     (47,553)
       Other                                                           (45,346)     (15,585)
                                                                     ---------    ---------
                                                                      (709,126)    (576,478)
                                                                     ---------    ---------
     Net deferred tax liability                                      $ (71,673)   $(149,027)
                                                                     =========    =========

No valuation allowance has been recorded against the deferred tax assets.

The effective tax rate differs from the statutory federal income tax rate as follows:

                                                          1998          1997
                                                          ----          ----
     Statutory rates                                 $    690,495     $   644,335
     Increase (decrease) from
       Tax-exempt interest                               (308,439)       (283,084)
       Nondeductible interest expense                      34,333          29,693
       Income related to officers' life insurance         (17,735)         (9,561)
       Other, net                                           5,041          32,009
                                                     ------------     -----------
          Income tax expense                         $    403,695     $   413,392
                                                     ============     ===========

NOTE 9 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

                                                                 1998           1997
                                                                 ----           ----
          Basic
               Net income                                   $  1,627,173     $  1,481,712
                                                            ------------     ------------
               Weighted average common shares outstanding        620,418          619,979
                                                            ------------     ------------
            Basic earnings per common share                 $       2.62     $       2.39
                                                            ============     ============
          Diluted
               Net income                                   $  1,627,173     $  1,481,712
                                                            ------------     ------------
               Weighted average common shares outstanding
                 for basic earnings per common share             620,418          619,979
               Add:  Dilutive effects of assumed
                 exercises of stock options                          123
                                                            ------------     ------------
               Average shares and dilutive potential
                 common shares                                   620,541          619,979
                                                            ------------     ------------
            Diluted earnings per common share               $       2.62     $       2.39
                                                            ============     ============

1,450 shares of unearned restricted stock were not considered in computing diluted earnings per common share for 1998 because they were antidilutive.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Bank maintains profit sharing and 401(k) plans for substantially all employees. Under the plans, employees may make voluntary contributions based on a percentage of covered compensation. The plans also allow the Bank, at the discretion of the Board of Directors, to provide an annual contribution. The Bank's cash contributions to the profit sharing plan were $120,000 in 1998 and 1997. Additionally, the Bank made matching contributions to the 401(k) plan of $39,200 and $38,600 in 1998 and 1997.

The Corporation also maintains an Employee Stock Ownership Plan
(ESOP), covering substantially all full-time employees after one year of service, which invests primarily in stock of Valley Ridge Financial Corp. In accordance with the terms of the ESOP, the Corporation may make discretionary contributions to the plan. The amount of the annual contribution to the ESOP is determined by the Board of Directors. The Corporation made ESOP contributions totaling $50,000 in 1998 and $35,000 in 1997. At December 31, 1998, the plan had no indebtedness and held 19,356 shares of stock, allocated to employees and voted by trustees of the plan. Upon distribution of shares to a participant, the participant has the right to require the Corporation to purchase shares at their fair value in accordance with the terms and conditions of the plan. The fair value of the shares allocated as of December 31, 1998, was $677,460.


NOTE 11 - STOCK INCENTIVE PLAN

A stock incentive plan was established during 1998 for directors, officers, and other key employees of the Corporation and its subsidiaries. The plan authorizes the issuance of up to 30,000 shares in the form of stock options and restricted stock awards.

Stock options for nonemployee directors are granted at the market price on the date of grant. Stock options awarded to nonemployee directors are fully vested on the date of grant and expire five years from the date of grant. Half of the restricted stock awards vest at the date of grant with the remainder vesting in five equal annual installments from the date of grant.

A summary of the activity in the plan is as follows:

                                               STOCK OPTIONS          RESTRICTED STOCK
                                               -------------          ----------------
                                                        WEIGHTED                WEIGHTED
                                                        AVERAGE                 AVERAGE
                                                        EXERCISE               GRANT DATE
                              AUTHORIZED     OPTIONS      PRICE      SHARES    FAIR VALUE
                              ----------     -------      -----      ------    ----------
Balance outstanding
  January 1, 1998
     Authorized                 30,000
     Granted                    (6,288)        3,388    $   27.89     2,900    $    27.89
                               -------       -------    ---------   -------    ----------
Balance outstanding
  December 31, 1998             23,712         3,388    $   27.89     2,900    $    27.89
                               =======       =======    =========   =======    ==========
Options (shares) exercisable
  (vested) at year-end                         3,388    $   27.89     1,450    $    27.89
                                             =======    =========   =======    ==========

Compensation expense related to restricted stock awards was $40,440 for 1998.

Had compensation cost for stock options been measured using FASB
Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                                1998
                                                                ----
     Net income as reported                                $   1,627,173
     Pro forma net income                                      1,619,076

     Basic earnings per share as reported                           2.62
     Pro forma basic earnings per share                             2.61

     Diluted earnings per share as reported                         2.62
     Pro forma diluted earnings per share                           2.61

     Weighted-average grant-date fair value per option              2.39

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:

                                                                  1998
                                                                  ----
     Risk-free interest rate                                       5.65%
     Expected option life                                        4 years
     Expected stock price volatility                               3.87%
     Dividend yield                                                3.18%

NOTE 12 - DIRECTOR DEFERRED COMPENSATION PLAN

The Corporation instituted a Director Deferred Compensation Plan in 1994, whereby directors may periodically defer a portion of current compensation.
The Corporation has committed to pay to the directors, or the directors' designated beneficiaries or survivors, the total amount of deferred compensation plus accumulated interest at or following retirement. The interest is added to the accumulated deferred compensation liability at a periodic compound rate. The agreement also addresses termination, disability or death prior to retirement. The Corporation purchased single premium universal life insurance policies in connection with the establishment of the plan. The cash surrender value of these policies as of December 31, 1998 and 1997 was $1,854,412 and $1,596,551, which was included in other assets.
The compensation expense was $173,900 and $165,656 for 1998 and 1997, respectively. The portion of the compensation expense deferred for 1998 and 1997 was $160,800 and $153,381, respectively. The accrued deferred compensation liability was $569,145 and $408,345 as of December 31, 1998 and 1997.

NOTE 13 - RELATED PARTIES

Certain directors and executive officers of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers of the Corporation. At December 31, 1998 and 1997, the Corporation had approximately $2,115,000 and $1,844,000 in outstanding loans to directors and executive officers. New loans and repayments were $2,545,000 and $2,274,000, respectively, during 1998.

Related party deposits totaled approximately $2,514,000 and $3,519,000 at year-end 1998 and 1997.

NOTE 14 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

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

Commitments at year-end were as follows:

                                                      1998            1997
                                                      ----            ----

     Commitments to make loans                   $  5,585,000     $  2,212,000
     Commercial unused lines of credit              7,236,000       14,210,000
     Consumer unused lines of credit                2,520,000        1,959,000
     Standby letters of credit                         45,000          265,000

Substantially all of the commitments to make loans at December 31, 1998 were made at fixed rates ranging from 6.25% to 9.50%. These commitments generally have termination dates of one year or less and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Financial instruments at year-end were as follows, in thousands:

                                                          1 9 9 8                            1 9 9 7
                                                          -------                            -------
                                               CARRYING              FAIR           CARRYING         FAIR
                                                AMOUNT               VALUE           AMOUNT          VALUE
                                                ------               -----           ------          -----
                                                      (000's omitted)                   (000's omitted)
     Financial assets
       Cash and short-term investments         $    6,053        $    6,053        $     8,503      $   8,503
       Securities available for sale               29,295            29,295             23,300         23,300
       Other securities                             1,352             1,352              1,346          1,346
       Loans held for sale                          3,671             3,671
       Loans - net                                 98,045            98,558             91,231         90,546
       Accrued interest receivable                  1,079             1,079              1,085          1,085

     Financial liabilities
       Deposit liabilities                        119,583           120,145            105,175        104,992
       Accrued interest payable                       222               222                303            303
       Short-term borrowings                        1,204             1,204                284            284
       Other borrowings                            11,000            10,986             11,000         10,995


NOTE 16 - REGULATORY MATTERS

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

Actual capital levels (in millions) and minimum required levels for the Bank were:

                                                                                           MINIMUM REQUIRED
                                                                                              TO BE WELL
                                                                       MINIMUM REQUIRED    CAPITALIZED UNDER
                                                                          FOR CAPITAL      PROMPT CORRECTIVE
                                                       ACTUAL          ADEQUACY PURPOSES   ACTION REGULATIONS
                                                       ------          -----------------   ------------------
                                                  AMOUNT     RATIO      AMOUNT    RATIO     AMOUNT    RATIO
                                                  -----      -----      ------    -----     ------    -----
1998

     Total capital (to risk weighted assets)     $    14.6    14.1%    $    8.3    8.0%     $   10.3   10.0%
     Tier 1 capital (to risk weighted assets)         13.3    12.9          4.1    4.0           6.2    6.0
     Tier 1 capital (to average assets)               13.3     9.1          5.9    4.0           7.3    5.0

1997

     Total capital (to risk weighted assets)     $    13.5    14.8%    $    7.3    8.0%     $    9.1   10.0%
     Tier 1 capital (to risk weighted assets)         12.3    13.6          3.6    4.0           5.5    6.0
     Tier 1 capital (to average assets)               12.3     9.6          5.1    4.0           6.4    5.0


The Bank was categorized as well capitalized at year end 1998 and 1997.

NOTE 17 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements.

                       CONDENSED BALANCE SHEETS
                                                              December 31,
                                                         1998            1997
                                                         ----            ----
ASSETS
     Cash                                            $    43,075      $    74,416
     Investment in subsidiary                         14,224,449       13,072,724
     Other assets                                        216,953          150,263
                                                     -----------      -----------
       Total assets                                  $14,484,477      $13,297,403
                                                     ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities                                     $        26      $        27
     Shareholders' equity                             14,484,451       13,297,376
                                                     -----------      -----------
       Total liabilities and equity                  $14,484,477      $13,297,403
                                                     ===========      ===========

                    CONDENSED STATEMENTS OF INCOME
                                                      Years ended December 31,
                                                         1998            1997
                                                         ----            ----
Income
     Dividends from subsidiary                       $   708,750      $   525,000
     Other                                                    38               39
                                                     -----------      -----------
       Total income                                      708,788          525,039

Expenses
     Other operating expenses                             81,774           71,572
                                                     -----------      -----------
INCOME BEFORE INCOME TAX AND EQUITY IN
  UNDISTRIBUTED NET INCOME OF SUBSIDIARIES               627,014          453,467

Equity in undistributed net income of subsidiary       1,000,159        1,028,245
                                                     -----------      -----------
NET INCOME                                           $ 1,627,173      $ 1,481,712
                                                     ===========      ===========

NOTE 17 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS (Continued)

                  CONDENSED STATEMENTS OF CASH FLOWS
                                                             Years ended December 31,
                                                                1998            1997
                                                                ----            ----
Operating activities
     Net income                                            $  1,627,173     $  1,481,712
     Adjustments to reconcile net income to
       net cash from operating activities
       Equity in undistributed net income of subsidiary      (1,000,159)      (1,028,245)
       Change in other assets and liabilities                   (26,251)
                                                           ------------     ------------
          Net cash from operating activities                    600,763          453,467

Financing activities
     Dividends paid                                            (621,394)        (434,049)
     Repurchase of common stock                                 (10,710)
     Purchase of fractional shares                                                (3,385)
                                                           ------------     ------------
       Net cash from financing activities                      (632,104)        (437,434)
                                                           ------------     ------------
Net change in cash                                              (31,341)          16,033

Cash at beginning of year                                        74,416           58,383
                                                           ------------     ------------
CASH AT END OF YEAR                                        $     43,075     $     74,416
                                                           ============     ============


NOTE 18 - SHAREHOLDERS' EQUITY

On September 24, 1997, the Board of Directors approved a five-for-four split of the Corporation's common stock for shareholders, effected in the form of a stock dividend. The stated par value of each share was not changed. All share and per share amounts have been adjusted to reflect the stock split.

                          [CROWE CHIZEK LOGO]

                    REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Valley Ridge Financial Corp.
Kent City, Michigan


We have audited the accompanying consolidated balance sheets of Valley Ridge Financial Corp. as of December 31, 1998 and 1997 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Valley Ridge Financial Corp. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                   s/ Crowe,  Chizek and Company LLP
                                   Crowe, Chizek and Company LLP

Grand Rapids, Michigan
February 19, 1999

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

     DIRECTORS WITH TERMS EXPIRING IN 1999

     Michael E. McHugh (age 49) has been a director of the Corporation and/or Kent City since 1989. Mr. McHugh is Secretary and Treasurer of the Corporation. Mr. McHugh has also been Executive Vice President of the Bank (and, before the Consolidation, Kent City) since 1987.

     Dennis C. Nelson (age 50) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1985 until the Merger. Mr. Nelson is a dentist practicing in Grant, Michigan.

     John J. Niederer (age 63) has been a director of the Corporation and/or Kent City since 1994. Mr. Niederer has been President and sole shareholder of Greenridge Fruit, Inc., a distributor of fruit, since 1990. Prior to that, Mr. Niederer was Vice President of Wm. Bolthouse Farms, Inc., a producer and distributor of vegetables.

     Paul K. Spoelman (age 63) has been a director of the Corporation and/or Kent City since 1994. Mr. Spoelman is a shareholder and founder of Spoelman, Hovingh & Feldt, Inc., an accounting firm.

     Donald Swanson (age 64) has been a director of the Corporation and/or Kent City since 1981. Mr. Swanson is Chairman and a majority shareholder of Swanson Pickle Co., Inc., a producer and distributor of pickles.

     Donald VanSingel (age 55) has been Vice Chairman and a director of the Corporation since the Merger and was Chairman of Community and/or Grant from 1982 until the Merger and a director of Community and/or Grant from 1973 until the Merger. Mr. VanSingel has been a consultant for Governmental Consultant Services, Inc. since 1993. Prior to that, Mr. VanSingel served in the Michigan House of Representatives.

     DIRECTORS WITH TERMS EXPIRING IN 2000

     Jerome B. Arends (age 54) has been a director of the Corporation and/or Kent City since 1987. Mr. Arends is Chief Executive Officer and President of Ravenna Farm Equipment, Inc., a distributor of farm implements and equipment.

     K. Timothy Bull (age 51) has been a director of the Corporation and/or Kent City since 1993 and was also a director of the Corporation from 1988 until 1991. Mr. Bull is President and sole shareholder of Moon Lake Orchards, Inc., a producer of fruit.

     Richard L. Edgar (age 54) has been a director of the Corporation and/or Kent City since 1974. Mr. Edgar has been President and Chief Executive Officer of the Corporation since 1988, and President and Chief Executive Officer of the Bank (and, before the Consolidation, Kent City) since 1987. Prior to that, Mr. Edgar served Kent City in various management and other capacities since 1963. Mr. Edgar is also a director of West Shore Computer Services, Inc., a data processing company in which the Bank is a 20% shareholder.

     Fred J. Finkbeiner (age 69) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1965 until the Merger. In 1996, Mr. Finkbeiner retired as a Sales Manager at V & P Produce, a distributor of vegetables located in Grant, Michigan.

     DIRECTORS WITH TERMS EXPIRING IN 2001

     Gary Gust (age 54) has been a director of the Corporation and/or Kent City since 1991. Mr. Gust is President and sole shareholder of Gust Construction Company, a general contractor.

     Ronald L. Hansen (age 54) has been a director of the Corporation since the Merger and was a director of Community from 1990 until the Merger. Mr. Hansen has been Vice President of the Corporation since the Merger and a Senior Vice President of the Bank since the Consolidation. Prior to that, Mr. Hansen was Secretary of Community from 1994 until the Merger, President and Chief Executive Officer of Grant from 1994 until the Consolidation, a director of Grant from 1982 until the Consolidation and Vice President and Cashier of Grant from 1982 until 1994. Prior to that, Mr. Hansen served Grant in various management and other capacities since 1973.

     Robert C. Humphreys (age 60) has been a director of the Corporation and/or Kent City since 1988. Mr. Humphreys has been
Chairman of the Board of the Corporation and the Bank (and, before the Consolidation, Kent City) since 1993. Mr. Humphreys owns and operates Humphreys Orchards, a producer of fruit.

     Ben J. Landheer (age 63) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1991 until the Merger. Mr. Landheer owns and operates Landheer Insurance Agency, an agent for insurance companies offering a broad range of insurance products.

     EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     Robert L. Karpinski (age 58) is Senior Vice President of the Bank and has served the Bank in various executive capacities since January 1985.

     As of the date of this Form 10-KSB, directors and officers of the Corporation and persons who beneficially own more than 10% of the outstanding shares of Valley Ridge Common Stock were not subject to the reporting obligations of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table shows certain information concerning the compensation for services rendered during each of the three years in the period ended December 31, 1998, of the Chief Executive Officer of the Corporation and each executive officer of the Corporation who earned cash compensation in excess of $100,000 during 1998.
Messrs. Edgar, McHugh and Hansen were compensated by the Bank in the capacities indicated in the table.

                      SUMMARY COMPENSATION TABLE
                                                                      LONG-TERM
                                                                     COMPENSATION
                                                                    ---------------
    NAME AND                                  ANNUAL COMPENSATION       AWARDS
                                              -------------------   ---------------
    PRINCIPAL                                                         RESTRICTED      ALL OTHER
    POSITION                       YEAR      SALARY<F1>   BONUS<F2> STOCK AWARDS<F3> COMPENSATION<F4>
    --------                       ----      ---------    --------  ---------------  ---------------
Richard L. Edgar                   1998    $   143,003    $  36,850    $   22,312   $     32,500
     Director, President           1997        123,510       32,900            --         31,801
     and Chief Executive           1996        119,950       30,000            --         27,403
     Officer of the Corporation
     and the Bank

Michael E. McHugh                  1998    $   92,022     $  21,850    $   15,340   $     19,049
     Director, Secretary and       1997    $   88,050     $  19,740            --   $     18,406
     Treasurer of the Corporation  1996        86,250        18,000            --         18,055
     and Director and Executive
     Vice President of the Bank

Ronald L. Hansen                   1998    $   93,334     $  14,500    $   12,551   $     13,078
     Director and Vice President   1997        87,525        14,250            --         12,634
     of the Corporation and        1996        77,725        13,100            --             37
     Director and Senior Vice
     President of the Bank

_____________________

<F1> Includes compensation deferred under the Bank's Profit
     Sharing/401(k) Plan and director fees paid by the Bank and its predecessors.

<F2> Includes compensation deferred under the Bank's Profit Sharing/401(k)
     Plan.

<F3> The values of restricted stock awards reported in this column are calculated using the market price of Valley Ridge Common Stock on the date of grant. At December 31, 1998, each of the named executive officers held shares of restricted stock. Dividends will be paid on shares of restricted stock at the same rate dividends are paid on Valley Ridge Common Stock. The number of shares of restricted stock held by each named individual and the aggregate value of those shares (based on the market price of Valley Ridge Common Stock on December 31, 1998) at the end of the Corporation's fiscal year are set forth below:

                                    NUMBER OF           AGGREGATE
                                      SHARES              VALUE
                                    ---------           ---------
                 Mr. Edgar             800              $ 28,000
                 Mr. McHugh            550                19,250
                 Mr. Hansen            450                15,750

     All such shares were awarded in 1998 and vest as follows: 50% of the shares vested on the date of grant; 10% of the shares vest on each anniversary of the date of grant thereafter.

<F4> All other compensation for 1998 includes:  (i) contributions by the Bank under the Profit Sharing/401(k) Plan; (ii) contributions by the Corporation under the Valley Ridge Employee Stock Ownership Plan; and (iii) amounts paid by the Bank for life insurance. The amounts included for each such factor for 1998 are:

                              (I)            (II)          (III)
                              ---            ----          -----
     Mr. Edgar           $   21,975     $    3,467     $    7,058
     Mr. McHugh              13,337          2,327          3,385
     Mr. Hansen              10,345          1,954            779

     During 1998, the Bank compensated its directors at the rate of $3,800 per year and $400 per regular board meeting attended, except that the Chairman of the Board was paid $500 per meeting attended. Directors who were not executive officers of the Corporation or the Bank also received $125 per committee meeting attended. The Corporation has entered into deferred compensation agreements with some of its directors under which payments will be made to the directors after their retirement.

     Effective January 1, 1997, the Bank entered into Executive Employee Salary Continuation Agreements (the "Agreements") with each of the named executive officers. Under the Agreements, an executive officer is eligible to receive payment of a monthly retirement benefit from the Bank for 180 months following normal retirement date (age
65). An executive officer may retire early, after age 60, and receive a reduced benefit, or retire after age 65 and receive an increased benefit. If an executive officer terminates employment prior to early retirement, a vested benefit is payable. Vesting is based on five years of employment commencing January 1, 1997, with 100% vesting given upon death, disability or other involuntary termination of employment for reasons other than "cause." If a named executive officer dies before receiving the entire benefit, remaining payments will be made to a beneficiary. If the officer is terminated prior to early retirement, without "cause" but following a "change in control" of the Bank (as these terms are defined in the Agreements), the officer named will receive the vested benefit plus payment of one year's salary. The monthly normal retirement benefit for each executive officer is $3,275 for Mr. Edgar, $758 for Mr. McHugh, and $1,825 for Mr. Hansen.

     Effective January 13, 1998, Mr. Edgar and Mr. McHugh have employment agreements with the Corporation under which Mr. Edgar serves as President and Chief Executive Officer, and Mr. McHugh serves as Secretary, Treasurer and Chief Financial Officer, of the Corporation and the Bank. Mr. Edgar's agreement provides for a minimum annual salary of $116,761, or any increased amount authorized by the Board of Directors, and Mr. McHugh's agreement provides for a minimum annual salary of $80,340, or any increased amount authorized by the Board of Directors. Both agreements provide for annual salary reviews and bonuses in the discretion of the Board of Directors. Both agreements provide that if the Corporation terminates the executive's employment other than for "cause" or due to the executive's extended "disability" (as those terms are defined in the agreements), or if the executive terminates the employment for "good reason" (as defined in the agreements), the executive will be entitled to severance pay consisting of continuation of his salary and benefits for the remaining term of the his agreement. Severance pay would be reduced by the amount of any disability benefits received by the executive (other than benefits under a specifically identified disability insurance policy) and would also be reduced as much as necessary to avoid any part of the executive's compensation from the Corporation being classified as "excess parachute payments" under Section 280G of the Internal Revenue Code. Severance pay is subject to discontinuance if the executive materially competes with the Corporation. The term of Mr. Edgar's agreement is five years and extended one year on each anniversary of the effective date unless the Board of Directors gives written notice of its intention not to extend the term. The term of Mr. McHugh's agreement is five years.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth information concerning the number of shares of Valley Ridge Common Stock held as of December 31, 1998 by each shareholder who is known to the Corporation's management to have been the beneficial owner of more than 5% of the outstanding shares of Valley Ridge Common Stock as of that date:

                                 AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF
                                          VALLEY RIDGE COMMON STOCK <F1>
                                 --------------------------------------------
                                      SOLE           SHARED
                                   VOTING AND       VOTING OR      TOTAL
NAME AND ADDRESS OF                DISPOSITIVE     DISPOSITIVE   BENEFICIAL       PERCENT
BENEFICIAL OWNER                      POWER          POWER<F2>    OWNERSHIP       OF CLASS
-------------------                   -----          --------    ----------       --------
Robert C. Humphreys<F3>
17660 Westbrook Drive
Casnovia, MI 49318                    21,965          20,482       42,447          6.81%

Valley Ridge Bank
  Bank Profit Sharing Plan Trust
c/o NBD Bank
200 Ottawa, N.W.
Grand Rapids, MI 49503                13,095          26,169       39,264          6.31

Richard L. Edgar<F4>
450 West Muskegon Avenue
Kent City, MI 49330                   32,009              --       32,009          5.14
__________________________
(Footnotes begin on page 38.)

     The following table shows certain information concerning the number of shares of Valley Ridge Common Stock held as of December 31, 1998, by each of the Corporation's directors, each of the named executive officers and all of the Corporation's directors and executive officers as a group:

                                 AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF
                                          VALLEY RIDGE COMMON STOCK <F1>
                                 --------------------------------------------
                                      SOLE           SHARED
                                    VOTING AND      VOTING OR      TOTAL
    NAME OF                         DISPOSITIVE    DISPOSITIVE   BENEFICIAL          PERCENT
BENEFICIAL OWNER                      POWER<F3>      POWER<F2>   OWNERSHIP<F3>       OF CLASS
-------------------                   -----          --------    ----------          --------
Jerome B. Arends                        7,781            5,465        13,246           2.13%
K. Timothy Bull                           308           29,865        30,173           4.84
Richard L. Edgar                       32,009<F4><F5>       --        32,009<F4><F5>   5.14
Fred J. Finkbeiner                        308            6,282         6,590           1.06
Gary Gust                              11,700           11,009        22,709           3.65
Ronald L. Hansen                        2,113            1,095         3,208              *
Robert C. Humphreys                    21,965           20,482        42,447           6.81
Ben J. Landheer                        15,388               --        15,388           2.47
Michael E. McHugh                      28,617<F4><F5>       --        28,617<F4><F5>   4.60
Dennis C. Nelson                          811               --           811              *
John J. Niederer                          308            1,905         2,213              *
Paul K. Spoelman                        2,208               --         2,208              *
Donald Swanson                          5,914            1,494         7,408           1.19
Donald VanSingel                          308            4,920         5,228              *

All directors and
  executive officers
  as a group                          128,077<F4><F5>   82,517       210,594<F4><F5>   33.64%

_________________________
<F*>Less than 1%

<F1> The numbers of shares stated are based on information furnished by each person listed and include shares personally owned of record by that person and shares that, under applicable regulations, are considered to be otherwise beneficially owned by that person. Under these regulations, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or dispositive power with respect to the security. Voting power includes the power to vote or direct the voting of the security. Dispositive power includes the power to dispose or direct the disposition of the security.
     A person is also considered the beneficial owner of a security if the person has a right to acquire beneficial ownership of the security within 60 days.

<F2> These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust, or other contract or property right, and shares held by spouses and children over whom the listed person may have influence by reason of relationship.

<F3> These numbers include shares that may be acquired by the exercise of stock options granted under the Stock Incentive Plan of 1998 within 60 days. The number of shares subject to stock options for each listed individual is shown below:

                    Mr. Arends                      308
                    Mr. Bull                        308
                    Mr. Finkbeiner                  308
                    Mr. Gust                        308
                    Mr. Humphreys                   308
                    Mr. Landheer                    308
                    Mr. Nelson                      308
                    Mr. Niederer                    308
                    Mr. Spoelman                    308
                    Mr. Swanson                     308
                    Mr. VanSingel                   308

                    All directors and executive
                       officers as a group        3,388

<F4>  Mr. Edgar may be considered to have voting and/or dispositive control over 39,264 shares of Valley Ridge Common Stock held by the Valley Ridge Bank Profit Sharing Plan Trust by reason of the capacities in which he serves at the Corporation and the Bank. The number of shares reported as beneficially owned by Mr. Edgar excludes, and Mr. Edgar disclaims beneficial ownership of, 20,518 shares of Valley Ridge Common Stock held by the Valley Ridge Bank Profit Sharing Plan Trust. The number of shares reported includes 2,148 shares allocated to Mr. Edgar's account under the Valley Ridge Employee Stock Ownership Plan which are also included in the number of shares reported as beneficially owned by Mr. McHugh (as to which Mr. McHugh disclaims beneficial ownership).

<F5>  Mr. McHugh is the trustee of the Valley Ridge Employee Stock
     Ownership Plan. As trustee, Mr. McHugh has nominal voting and dispositive power over shares held in trust, limited by the terms of the governing plan and trust agreements and his legal and fiduciary duties. The number of shares reported as beneficially owned by Mr. McHugh includes 17,465 shares held by the Valley Ridge Employee Stock Ownership Plan of which Mr. McHugh disclaims beneficial ownership (including the 2,148 shares allocated to Mr. Edgar's account under that plan).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Directors and officers of the Corporation and their associates were customers of and had transactions with the Bank in the ordinary course of business between January 1, 1998, and March 29, 1999. It is anticipated that such transactions will take place in the future in the ordinary course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS.  The following exhibits are filed as part of this Form 10-KSB:

NUMBER                        EXHIBIT

3.1  RESTATED ARTICLES OF INCORPORATION.  Previously filed as
     Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1998. Here incorporated by reference.

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

10.6 EMPLOYMENT AGREEMENT WITH MICHAEL MCHUGH.<F*> Previously filed as
     Exhibit 10.6 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.7 EMPLOYMENT AGREEMENT WITH RICHARD EDGAR.<F*> Previously filed as
     Exhibit 10.7 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.8 FORM OF SALARY CONTINUATION AGREEMENT.<F*> Previously filed as
     Exhibit 10.8 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.9 STOCK INCENTIVE PLAN OF 1998.<F*> Previously filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1998. Here incorporated by reference.

21   SUBSIDIARIES OF THE REGISTRANT.

24   POWERS OF ATTORNEY.

27   FINANCIAL DATA SCHEDULE.

___________________________

<F*>Management contract or compensatory plan or arrangement.

     The Corporation will furnish a copy of any exhibit listed above to any shareholder of the Corporation without charge upon written request to Michael E. McHugh, Secretary, Valley Ridge Financial Corp., 430 West Muskegon Avenue, Kent City, Michigan 49330.

     REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VALLEY RIDGE FINANCIAL CORP.
                              (Registrant)


March 30, 1999                 By  /S/RICHARD L. EDGAR
                                   Richard L. Edgar
                                   President and Chief Executive
                                   Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 1999                *
                              Jerome B. Arends
                              Director


March 30, 1999                *
                              K. Timothy Bull
                              Director


March 30, 1999                /S/RICHARD L. EDGAR
                              Richard L. Edgar
                              President, Chief Executive Officer and
                              Director (Principal Executive
                              Officer)


March 30, 1999                *
                              Fred J. Finkbeiner
                              Director


March 30, 1999                *
                              Gary Gust
                              Director

March 30, 1999                *
                              Ronald L. Hansen
                              Director and Vice President


March 30, 1999                *
                              Robert C. Humphreys
                              Chairman of the Board and Director


March 30, 1999                *
                              Ben J. Landheer
                              Director


March 30, 1999                /S/MICHAEL E. MCHUGH
                              Michael E. McHugh
                              Secretary and Treasurer and Director
                              (Principal Financial and Accounting Officer)

March 30, 1999                *
                              Dennis C. Nelson
                              Director


March 30, 1999                *
                              John J. Niederer
                              Director


March 30, 1999                *
                              Paul K. Spoelman
                              Director


March 30, 1999                *
                              Donald Swanson
                              Director


March 30, 1999                *
                              Donald VanSingel
                              Director


                              *By  /S/RICHARD L. EDGAR
                                   Richard L. Edgar
                                   Attorney-in-Fact

                            EXHIBIT INDEX

NUMBER                        EXHIBIT

3.1 ARTICLES OF INCORPORATION. Previously filed as Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1998. Here incorporated by reference.

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

10.6 EMPLOYMENT AGREEMENT WITH MICHAEL MCHUGH.<F*> Previously filed as
     Exhibit 10.6 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.7 EMPLOYMENT AGREEMENT WITH RICHARD EDGAR.<F*> Previously filed as
     Exhibit 10.7 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.8 FORM OF SALARY CONTINUATION AGREEMENT.<F*> Previously filed as
     Exhibit 10.8 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.9 STOCK INCENTIVE PLAN OF 1998.<F*> Previously filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1998. Here incorporated by reference.

21   SUBSIDIARIES OF THE REGISTRANT.

24   POWERS OF ATTORNEY.

27   FINANCIAL DATA SCHEDULE.

_________________________

<F*>Management contract or compensatory plan or arrangement.