Form 10QSB
period 1999-03-31
VALLEY RIDGE FINANCIAL CORP
filed 1999-05-17
CIK 1006962

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

                                    OR

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                    Commission File Number:  333-00724

                       VALLEY RIDGE FINANCIAL CORP.
     (Exact Name of Small Business Issuer as Specified in its Charter)

                MICHIGAN                            38-2888214
     (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
      Incorporation or Organization)

                450 W. MUSKEGON                     (616) 678-5911
          KENT CITY, MICHIGAN  49330         (Issuer's Telephone Number,
   (Address of Principal Executive Offices)      Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__   No_____.

There were 622,573 shares of Common Stock (no par value) outstanding as of March 31, 1999.

Transitional Small Business Disclosure Format (check one): Yes_____
No__X__.

                       VALLEY RIDGE FINANCIAL CORP.
                                   INDEX



PART I.  FINANCIAL INFORMATION                                       PAGE NO.

         Item 1. Financial Statements

         Condensed Consolidated Balance Sheets -
           March 31, 1999 (Unaudited) and December 31, 1998. . .         3

         Condensed Consolidated Statements of Income -
           Three Months Ended March 31, 1999 (Unaudited)
           and March 31, 1998 (Unaudited). . . . . . . . . . . .         4

         Consolidated Statements of Comprehensive Income -
           Three Months Ended March 31, 1999 (Unaudited)
           and March 31, 1998 (Unaudited)    . . . . . . . . . .         5

         Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1999 (Unaudited) and
           March 31, 1998 (Unaudited). . . . . . . . . . . . . .         6

         Notes to Condensed Consolidated Financial Statements
           (Unaudited) . . . . . . . . . . . . . . . . . . . . .         7


         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation . . . . . . . . . . . . . . . . .         9


PART II. OTHER INFORMATION

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . .        13


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       VALLEY RIDGE FINANCIAL CORP.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------
                                                            MARCH 31,          DECEMBER 31,
                                                              1999                 1998
                                                          ------------         ------------
                                                           (Unaudited)
ASSETS
    Cash and due from banks                               $  4,563,946         $  5,553,484
    Federal funds sold                                                              500,000
                                                          ------------         ------------
        Total cash and cash equivalents                      4,563,946            6,053,484

    Securities available for sale                           33,407,219           29,294,862
    Other securities                                         1,351,828            1,351,828
    Loans held for sale                                      3,699,677            3,670,761

    Total loans                                             99,244,253           99,433,953
    Allowance for loan losses                               (1,390,473)          (1,388,700)
                                                          ------------         ------------
                                                            97,853,780           98,045,253
    Premises and equipment - net                             5,708,897            5,721,881
    Other assets                                             4,246,022            4,057,041
                                                          ------------         ------------

        Total assets                                      $150,831,369         $148,195,110
                                                          ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
        Noninterest-bearing                               $ 17,900,045         $ 20,473,900
        Interest-bearing                                    99,443,189           99,108,851
                                                          ------------         ------------
                                                           117,343,234          119,582,751

    Securities sold under agreement to repurchase              519,194            1,204,014
    Federal funds purchased                                  1,200,000
    Other borrowings                                        16,000,000           11,000,000
    Accrued expenses and other liabilities                   1,143,812            1,923,894
                                                          ------------         ------------
        Total liabilities                                  136,206,240          133,710,659

Shareholders' equity
    Common stock, no par value: 2,000,000 shares
      authorized and 622,573 shares outstanding at
      March 31, 1999 and December 31, 1998                   7,666,697            7,666,697
    Retained earnings                                        6,295,732            6,007,862
    Unearned restricted stock                                  (40,441)             (40,441)
    Net unrealized gain on securities available for sale       703,141              850,333
                                                          ------------         ------------
        Total shareholders' equity                          14,625,129           14,484,451
                                                          ------------         ------------

           Total liabilities and shareholders' equity     $150,831,369         $148,195,110
                                                          ============         ============


---------------------------------------------------------------------------

  See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
---------------------------------------------------------------------------
                                                           -----THREE MONTHS ENDED-----
                                                           MARCH 31,          MARCH 31,
                                                             1999               1998
                                                          ----------         ----------
Interest income
    Loans, including fees                                 $2,261,569         $2,178,393
    Federal funds sold                                         4,335             69,283
    Investment securities                                    465,949            345,410
                                                          ----------         ----------
                                                           2,731,853          2,593,086
Interest expense
    Deposits                                                 897,250            933,770
    Other                                                    186,946            165,670
                                                          ----------         ----------
                                                           1,084,196          1,099,440
                                                          ----------         ----------


NET INTEREST INCOME                                        1,647,657          1,493,646

Provision for loan losses                                     37,500             37,500
                                                          ----------         ----------


NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,610,157          1,456,146

Other income
    Service charges and other income                         379,097            271,567
    Gain on sales of investment securities                                       80,577
                                                          ----------         ----------
                                                             379,097            352,144
Other expense
    Salaries and benefits                                    777,078            691,544
    Occupancy                                                106,059             75,035
    Furniture and fixtures                                   109,845             60,816
    FDIC insurance premium                                     1,699              3,062
    Supplies                                                  47,743             31,520
    Other                                                    391,913            362,435
                                                          ----------         ----------
                                                           1,434,337          1,224,412
                                                          ----------         ----------

INCOME BEFORE FEDERAL INCOME TAX                             554,917            583,878

Federal income tax expense                                   111,403            129,456
                                                          ----------         ----------


NET INCOME                                                $  443,514         $  454,422
                                                          ==========         ==========

Basic and diluted earnings per share                      $     0.71         $     0.73
                                                          ==========         ==========


---------------------------------------------------------------------------

  See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)
---------------------------------------------------------------------------
                                                           -----THREE MONTHS ENDED-----
                                                           MARCH 31,          MARCH 31,
                                                             1999               1998
                                                          ----------         ----------
Net income                                                $  443,514         $  454,422

Other comprehensive income, net of tax:
    Unrealized holding gains and losses on
      available-for-sale securities                         (223,018)            31,871
    Less reclassification adjustments for gains
      later recognized in income                                                 80,577
                                                          ----------         ----------
    Net unrealized gains and losses                         (223,018)           (48,706)
       Tax effect                                             75,826             16,560
                                                          ----------         ----------

    Other comprehensive income                              (147,192)           (32,146)
                                                          ----------         ----------

Comprehensive income                                      $  296,332         $  422,276
                                                          ==========         ==========


--------------------------------------------------------------------------

  See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
---------------------------------------------------------------------------
                                                                           ------THREE MONTHS ENDED------
                                                                           MARCH 31,             MARCH 31,
                                                                             1999                  1998
                                                                          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $   443,514          $   454,422
    Adjustments to reconcile net income
      to net cash from operating activities
        Depreciation                                                          120,064               50,465
        Amortization of:
            Premiums and discounts on securities, net                          34,957                5,683
            Goodwill and core deposit intangibles                               1,193                4,146
        Provision for loan losses                                              37,500               37,500
        (Gain) loss on sale of securities                                                          (80,577)
        (Gain) loss on sale of loans                                            1,985              (13,733)
        Loans originated for sale                                          (1,997,838)          (2,293,000)
        Proceeds from loans sold                                            2,389,338            2,215,233
        Net change in:
            Accrued interest receivable                                      (248,769)             (76,953)
            Other assets                                                       58,595               (8,343)
            Accrued interest payable and other liabilities                   (704,255)             111,024
                                                                          -----------          -----------
                Net cash from operating activities                            136,284              405,867

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in loans                                                      (268,427)             520,467
    Proceeds from:
        Sales of securities available for sale                                                   3,542,237
        Repayments and maturities of securities available for sale            589,667              307,026
    Purchase of:
        Securities available for sale                                      (4,960,000)          (4,206,042)
        Premises and equipment, net                                          (107,080)          (1,054,911)
                                                                          -----------          -----------
            Net cash used in investing activities                          (4,745,840)            (891,223)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                    (2,239,518)           1,230,309
    Net (decrease) in securities sold under agreements to repurchase         (684,820)
    Net increase in federal funds purchased                                 1,200,000
    Advances from Federal Home Loan Bank                                    8,000,000


    Payments on Federal Home Loan Bank advances                            (3,000,000)
    Dividends paid                                                           (155,644)            (154,995)
                                                                          -----------          -----------
        Net cash from financing activities                                  3,120,018            1,075,314
                                                                          -----------          -----------

Net change in cash and cash equivalents                                    (1,489,538)             589,958

Cash and cash equivalents at beginning of period                            6,053,484            8,502,762
                                                                          -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 4,563,946          $ 9,092,720
                                                                          ===========          ===========
Supplemental disclosures of cash flow information
    Cash paid during the year for
        Interest                                                          $ 1,066,353          $ 1,065,073
        Income taxes                                                           60,339


---------------------------------------------------------------------------

  See accompanying notes to condensed consolidated financial statements.

                       VALLEY RIDGE FINANCIAL CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
---------------------------------------------------------------------------

1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three months ended March 31, 1999 and March 31, 1998 include the consolidated results of operations of Valley Ridge Financial Corp. ("Corporation") and its wholly-owned subsidiary, Valley Ridge Bank ("Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 1999 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-KSB for the year ended December 31, 1998.


2.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 1999:

        Balance at January 1, 1999                                 $1,388,700
            Provision for loan losses charged
              to operating expense                                     37,500
            Recoveries on loans previously charged
              to the allowance                                         10,538
            Losses charged off                                        (46,265)
                                                                   ----------

        Balance at March 31, 1999                                  $1,390,473
                                                                   ==========

---------------------------------------------------------------------------

                                (Continued)

                       VALLEY RIDGE FINANCIAL CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
---------------------------------------------------------------------------

3.   OTHER BORROWINGS

     At March 31, 1999, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

           TYPE                INTEREST RATE             MATURITY DATE                     AMOUNT
           ----                -------------             -------------                     ------
          Fixed                    6.070%                 July 9, 1999                  $ 2,000,000
          Variable                 4.840                 July 14, 1999                    2,000,000
          Variable                 5.000                August 2, 1999                    3,000,000
          Variable                 5.000               August 25, 1999                    3,000,000
          Fixed                    6.080            September 22, 1999                    3,000,000
          Fixed                    5.120              October 22, 2003                    3,000,000
                                                                                        -----------

                                                                                        $16,000,000
                                                                                        ===========

     Each advance requires monthly interest payments at either fixed or adjustable rates. The variable rate is based on the FHLB overnight rate and adjusts quarterly. These borrowings are collateralized by nonspecific loans within the mortgage portfolio and nonspecific qualifying securities within the securities portfolio up to the principal outstanding.


4.   EARNINGS PER COMMON SHARE:

     Basic and diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 622,573 and 619,979 shares outstanding for the three months ended March 31, 1999 and 1998, respectively. All share amounts have been restated to reflect stock dividends and splits.



---------------------------------------------------------------------------

                                (Continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. ("Valley Ridge"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, the statements under the caption "Year 2000 Readiness Disclosure" are forward-looking statements. Assessments that the Corporation and/or its information and non-information technology systems are Year 2000 "compliant" or "ready" are statements of belief as to the outcome of future events based in part on information provided by vendors and other third parties that the Corporation has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.

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

RESULTS OF OPERATIONS.

NET INCOME: Valley Ridge reported net income of $443,514 or $.71 per share for the first quarter of 1999 compared to $454,422 or $.73 per share for the first quarter of 1998. The change was a result of increased noninterest expense, offset by other increases in interest income and noninterest income, along with gains on sales of investment securities in 1998 of $80,577 compared to $0 in 1999.

NET INTEREST INCOME: Net interest income increased $154,011 or 10.3% to $1,647,657 for the three-month period ended March 31, 1999 compared to the same period in 1998. The increase in net interest income is primarily attributable to an increase in loans of $7.2 million, or 7.9%, and an increase in investment securities of $9.7 million, or 38.9%, from March 31, 1998 to March 31, 1999.

PROVISION FOR LOAN LOSSES: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within Valley Ridge's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision remained steady at $37,500 for the three months ended March 31, 1999 compared to March 31, 1998. Net charge-offs were approximately $36,000 for the first quarter of 1999 compared to net recoveries of $8,400 for the first quarter of 1998. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

NONINTEREST INCOME: Noninterest income for the three months ended March 31, 1999 was approximately $379,000 as compared to $352,000 for the same period in 1998. The increase is attributable in part to an increase in ATM fees of $57,000 as of March 31, 1999. In addition, the Corporation also realized approximately $22,000 in recoveries from a loan for which interest accrual had been suspended, as well as an increase of approximately $23,000 due to profitability of the Bank's subsidiary, Valley Ridge Realty.

NONINTEREST EXPENSE: The increase in noninterest income was offset by an increase in noninterest expense to approximately $1.4 million for the three months ended March 31, 1999 compared to $1.2 million for the same period in 1998. Salaries and benefits, the largest component of noninterest expense, increased 12.4% to $777,000 for the three months ended March 31, 1999 compared to $692,000 for the same period in 1998. This increase is a result of overall growth in full time equivalent staff. Occupancy and furniture and fixtures expenses increased approximately $80,000 to $215,904 due to the construction of a new main office in Kent City, Michigan, which opened in July 1998. Supplies expense increased $16,223 from $31,520 for the three months ended March 31, 1998 to $47,743 for the same period in

1999. This increase in supplies expense is partially attributable to the address change for the Kent City office. The increase in other expenses of $29,478, or 8.1%, from $362,435 for the three months ended March 31, 1998 to $391,913 for the same period in 1999 is due to increases of $13,000 in postage costs and $11,000 in miscellaneous loan expenses.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES:

Total assets increased approximately 1.8% or by $2.6 million to $150.8 million at March 31, 1999 compared to $148.2 million at December 31, 1998. Total liabilities increased by 1.9% or by $2.5 million to $136.2 at March 31, 1999 compared to $133.7 million at December 31, 1998. Total shareholders' equity increased by approximately $141,000 to $14,625,129 at March 31, 1999. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts offset by a decrease in unrealized gain on securities available for sale.

Total loans, including loans held for sale, remained relatively stable at $102.9 million. Deposits decreased by approximately $2.2 million or 1.9% to $117.3 million. The decrease in deposits is due to seasonal fluctuations and the effect of low interest rates. The net loan to deposit ratio has remained relatively constant at approximately 87% and 85% for the periods ended March 31, 1999 and December 31, 1998. The allowance for loan losses has remained constant while maintaining a reserve of 1.35% of total loans, including loans held for sale.

Valley Ridge paid a dividend of $155,644 in the first quarter of 1999, compared to $154,995 in the first quarter of 1998.

Shareholders' equity as a percent of total assets was 9.7% at March 31, 1999 compared to 9.8% at December 31, 1998. This change is a result of steady growth in assets and continued strong dividend payout. Valley Ridge's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash and cash equivalents and investment securities totaled approximately $39.3 million at March 31, 1999 or approximately 26.1% of total assets. Deposits decreased 1.9% during the first quarter of 1999 and management believes its deposit base will remain a stable source of funds for the remainder of 1999. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank (FHLB). As of March 31, 1999, Valley Ridge had outstanding advances from the FHLB totaling $16.0 million compared to $11.0 million at December 31, 1998. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Corporation.

YEAR 2000 READINESS DISCLOSURE.

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

The Corporation has developed a plan to prepare for the year 2000. This plan includes the performance of an inventory of hardware and software applications, which has been completed, and non-information technology systems, communicating with third party vendors, suppliers and customers, and obtaining certifications of compliance from third party providers. The Corporation's core computer services provider, West Shore Computer Services, Inc. ("West Shore") (20% of the stock of which is owned by the Corporation) has implemented its own plan to perform an inventory of its systems and ensure that its systems are Year 2000 compliant. The Corporation believes that West Shore has completed approximately 91% of its plan.

The Corporation had completed approximately 87% of its plan as of March 31, 1999 at a cost of $70,000. This includes costs related to personnel, programming, and hardware and software upgrades and replacements. Management anticipates that an additional $32,000 in personnel, programming, and hardware and software upgrades and replacements will be required to complete the plan during 1999. While additional unforeseen costs may occur, these costs are not expected to be significant.

The impact of the year 2000 issue on the Corporation will depend not only on corrective actions that the Corporation takes, but also on the way in which year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Corporation, or whose financial condition or operational capabilities are important to the Corporation. To reduce this exposure, the Corporation has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failures to resolve their own year 2000 issues. The Corporation is continuing to seek assurances from its third party vendors and suppliers confirming that the third parties' software systems are year 2000 compliant or an expected compliance date by mid 1999. The Corporation is continuing to seek assurances that the systems of other companies on which the Corporation's systems rely will be timely converted or modified. If such modifications and conversions are not completed timely, their inability to correctly recognize the year 2000 could have an adverse impact on the operations of the Corporation.

The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address year 2000 issues. As a result, Valley Ridge Bank identified its material borrowers and has assessed these borrowers' year 2000 readiness. The material borrowers' year 2000 readiness will be monitored periodically, based on the level of risk that the year 2000 has been estimated to potentially pose to the business of each borrower.

The Corporation is preparing general contingency plans to address unforeseen year 2000 issues, including plans in the event that mission critical systems experience difficulties or other significant third parties fail to adequately address year 2000 issues. Such plans principally involve the operation of systems in an off-line environment. This would be accomplished by the manual and desktop computer update of financial records until problems or difficulties are remedied. Internal remediation plans are being developed in the remaining information and non-information technology areas. The Corporation is also enhancing its existing business resumption plans to reflect year 2000 issues. It is developing plans, designed to coordinate the efforts of its personnel and resources, in addressing any year 2000 difficulties that become evident after December 31, 1999. There can be no assurance that any plans will fully mitigate any such difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunications companies, where alternative arrangements or other sources are limited or unavailable.

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

     (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-QSB:

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


                                   VALLEY RIDGE FINANCIAL CORP.
                                   Registrant

   Date: MAY 17, 1999              /S/ RICHARD L. EDGAR
                                   Richard L. Edgar, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


   Date: MAY 17, 1999              /S/ MICHAEL MCHUGH
                                   Michael McHugh, Secretary and Treasurer
                                   (Principal Financial and Accounting
                                   Officer)

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

         27     Financial Data Schedule.