Form 10KSB40/A
period 1998-12-31
VALLEY RIDGE FINANCIAL CORP
filed 1999-06-18
CIK 1006962

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-KSB/A
                      Amendment No. 1 to Form 10-KSB


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to _____________

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

Transitional Small Business Disclosure Format (check one):  Yes _____
No __X__.

     This Amendment No. 1 to Form 10-KSB is filed solely for the purpose of amending the amounts reported under the caption "Bonus" for 1998 in the Summary Compensation Table in Item 10 of the Form 10-KSB of Valley Ridge Financial Corp. for the fiscal year ended December 31, 1998 (the "Form 10-KSB"). No other changes are reflected by this amendment. Item 10 of the Form 10-KSB is hereby amended in its entirety as set forth below.

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

                        SUMMARY COMPENSATION TABLE
                                                                         LONG-TERM
                                                                        COMPENSATION
                                                                        ------------
                                             ANNUAL COMPENSATION           AWARDS
      NAME AND                               -------------------        ------------
      PRINCIPAL                                                          RESTRICTED       ALL OTHER
      POSITION                     YEAR    SALARY<F1>    BONUS<F2>    STOCK AWARDS<F3>  COMPENSATION<F4>
      --------                     ----    ----------    ---------    ----------------  ----------------
Richard L. Edgar                   1998     $143,003      $25,694          $22,312          $32,500
   Director, President             1997      123,510       32,900               --           31,801
   and Chief Executive             1996      119,950       30,000               --           27,403
   Officer of the Corporation
   and the Bank

Michael E. McHugh                  1998     $ 92,022      $14,180          $15,340          $19,049
   Director, Secretary and         1997     $ 88,050      $19,740               --          $18,406
   Treasurer of the Corporation    1996       86,250       18,000               --           18,055
   and Director and Executive
   Vice President of the Bank

Ronald L. Hansen                   1998     $ 93,334      $ 8,225          $12,551          $13,078
   Director and Vice President     1997       87,525       14,250               --           12,634
   of the Corporation and          1996       77,725       13,100               --               37
   Director and Senior Vice
   President of the Bank



----------------

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

                                  NUMBER OF       AGGREGATE
                                   SHARES           VALUE
                                  ---------       ---------

               Mr. Edgar             800           $28,000
               Mr. McHugh            550            19,250
               Mr. Hansen            450            15,750

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

<F4> All other compensation for 1998 includes:  (i) contributions by the
     Bank under the Profit Sharing/401(k) Plan; (ii) contributions by the Corporation under the Valley Ridge Employee Stock Ownership Plan; and
     (iii) amounts paid by the Bank for life insurance. The amounts included for each such factor for 1998 are:

                                       (I)         (II)        (III)
                                     -------      ------      ------
        Mr. Edgar                    $21,975      $3,467      $7,058
        Mr. McHugh                    13,337       2,327       3,385
        Mr. Hansen                    10,345       1,954         779

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


                              VALLEY RIDGE FINANCIAL CORP.
                              (Registrant)


June 14, 1999                 By /S/RICHARD L. EDGAR
                                 Richard L. Edgar
                                 President and Chief Executive Officer