Form 10-Q
period 1999-06-30
VALLEY RIDGE FINANCIAL CORP
filed 1999-08-16
CIK 1006962

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

Commission File Number: 333-00724

VALLEY RIDGE FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Michigan	38-2888214
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

450 West Muskegon Avenue	(616) 678-5911
Kent City, Michigan 49330	(Issuer's Telephone Number,
(Address of Principal Executive Offices)	Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X             No

There were 619,979 shares of Common Stock (no par value) outstanding as of June 30, 1999.

Transitional Small Business Disclosure Format (check one):   Yes                 No   X

VALLEY RIDGE FINANCIAL CORP.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 1999 (Unaudited) and December 31, 1998	3

	Condensed Consolidated Statements of Income - Three
	and Six Months Ended June 30, 1999 (Unaudited) and
	June 30, 1998 (Unaudited)	4

	Consolidated Statements of Comprehensive Income - Three
	and Six Months Ended June 30, 1999 (Unaudited) and
	June 30, 1998 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 1999 (Unaudited) and
	June 30, 1998 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2. Management's Discussion and Analysis or Plan of Operation	9

PART II.	OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders	13

	Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES		15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	1999	1998
	(Unaudited)
ASSETS
Cash and due from banks	$ 6,217,560	$ 5,553,484
Federal funds sold	0	5,000
Total cash and cash equivalents	6,217,560	6,053,484

Securities available for sale	29,813,953	29,294,862
Other securities	1,351,828	1,351,828
Loans held for sale	3,831,370	3,670,761

Total loans	104,355,908	99,433,953
Allowance for loan losses	(1,390,500)	(1,388,700)
	102,965,408	98,045,253

Premises and equipment - net	5,136,142	5,721,881
Other assets	4,212,731	4,057,041

Total assets	$153,528,992	$148,195,110

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$ 16,828,788	$ 20,473,900
Interest-bearing	99,895,842	99,108,851
	116,724,630	119,582,751

Securities sold under agreement to repurchase	1,458,397	1,204,014
Federal funds purchased	3,200,000	0
Other borrowings	17,000,000	11,000,000
Accrued expenses and other liabilities	831,450	1,923,894
Total liabilities	139,214,477	133,710,659

Shareholders' equity
Common stock, no par value: 2,000,000 shares
authorized; 619,979 and 622,573 shares outstanding
at June 30, 1999 and December 31, 1998, respectively	7,666,697	7,666,697
Retained earnings	6,634,244	6,007,862
Unearned compensation	(40,441)	(40,441)
Net unrealized gain on securities available for sale	54,015	850,333
Total shareholders' equity	14,314,515	14,484,451

Total liabilities and shareholders' equity	$153,528,992	$148,195,110

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 1999	June 30, 1998	June 30, 1999	June 30, 1998

Interest income
Loans, including fees	$2,361,313	$2,233,940	$4,622,882	$4,412,333
Federal funds sold	1,471	39,848	5,806	109,131
Investment securities	481,277	370,718	947,226	716,128
	2,844,061	2,644,506	5,575,914	5,237,592
Interest expense
Deposits	866,745	887,799	1,763,995	1,821,569
Other	254,989	165,200	441,935	330,870
	1,121,734	1,052,999	2,205,930	2,152,439

Net interest income	1,722,327	1,591,507	3,369,984	3,085,153

Provision for loan losses	37,500	37,500	75,000	75,000

Net interest income after provision for loan losses	1,684,827	1,554,007	3,294,984	3,010,153

Other income
Service charges and other income	351,894	248,792	730,992	506,626
Gain (loss) on sales of investment securities	(9,174)	(139)	(9,174)	80,438
Gain (loss) on sale of fixed assets	88,372	0	88,371	0
Gain (loss) on sale of loans	(9,751)	8,566	(9,751)	22,299
	421,341	257,219	800,438	609,363
Other expense
Salaries and benefits	750,505	686,631	1,527,583	1,378,175
Occupancy	103,363	76,134	209,422	151,169
Furniture and fixtures	120,121	62,387	229,966	123,203
FDIC insurance premium	5,094	4,721	6,793	7,783
Supplies	31,562	43,021	79,305	74,541
Other	458,035	476,683	849,948	839,118
	1,468,680	1,349,577	2,903,017	2,573,989

Income before federal income tax	637,488	461,649	1,192,405	1,045,527

Federal income tax expense	143,333	98,352	254,736	227,808

Net income	$ 494,155	$ 363,297	$ 937,669	$ 817,719
Basic and diluted earnings per share	$ 0.80	$ 0.59	$ 1.51	$ 1.32

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	1999	1998	1999	1998

Net income	$494,155	$363,297	$937,669	$817,719

Other comprehensive income:
Change in unrealized gains on
securities available for sale	(649,125)	99,574	(796,318)	50,868

Comprehensive income	$(154,970)	$462,871	$141,351	$868,587

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 1999	June 30, 1998

Cash flows from operating activities
Net income	$ 937,669	$ 817,719
Adjustments to reconcile net income
to net cash from operating activities
Depreciation	237,108	100,593
Amortization of:
Premiums and discounts on securities, net	64,100	14,459
Goodwill and core deposit intangibles	2,387	8,292
Provision for loan losses	75,000	75,000
(Gain) loss on sale of securities	9,174	(80,438)
(Gain) loss on sale of loans	9,751	(22,299)
(Gain) loss on sale of fixed assets	(88,371)	0
Loans originated for sale	(3,598,938)	(3,461,167)
Proceeds from loans sold	3,990,438	3,408,900
Net change in:
Accrued interest receivable	55,419	90,292
Other assets	(213,496)	(212,870)
Accrued expenses and other liabilities	(427,836)	762,377
Net cash from operating activities	1,052,405	1,500,858

Cash flows from investing activities
Net change in loans	(5,557,015)	(4,206,665)
Proceeds from:
Sales of securities available for sale	3,391,227	4,328,446
Repayments and maturities of securities available for sale	3,306,515	2,033,217
Purchase of:
Securities available for sale	(8,496,650)	(7,389,494)
Premises and equipment, net	437,002	(1,713,825)
Net cash used in investing activities	(6,918,921)	(6,948,321)

Cash flows from financing activities
Net increase (decrease) in deposits	(2,858,121)	4,527,235
Advances from Federal Home Loan Bank	11,000,000	0
Repayment of Federal Home Loan Bank advances	(5,000,000)	0
Net increase (decrease) in Federal Funds purchased	3,200,000	0
Dividends paid	(311,287)	(309,990)
Net cash from financing activities	6,030,592	4,217,245

Net change in cash and cash equivalents	164,076	(1,230,218)

Cash and cash equivalents at beginning of year	6,053,484	8,502,762

Cash and cash equivalents at end of period	$6,217,560	$7,272,544

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$2,199,368	$2,165,516
Income taxes	267,702	311,150

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The unaudited financial statements for the three and six months ended June 30, 1999 and June 30, 1998 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results that may be achieved of operations for such periods. The results for the period ended June 30, 1999 should not be considered as indicative of results that may be achieved for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2.	ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 1999:

Balance at January 1, 1999	$1,388,700
Provision for loan losses charged
to operating expense	75,000
Recoveries on loans previously charged
to the allowance	25,742
Loans charged off	(98,942)

Balance at June 30, 1999	$1,390,500

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	OTHER BORROWINGS:

At June 30, 1999, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

Type	Interest Rate	Maturity Date	Amount

Fixed	6.080	September 22, 1999	$ 3,000,000
Variable	5.060	October 27, 1999	1,000,000
Variable	5.060	December 6, 1999	6,000,000
Variable	5.060	January 10, 2000	2,000,000
Variable	5.340	July 10, 2000	2,000,000
Fixed	5.120	October 22, 2003	3,000,000

			$17,000,000

Each advance requires monthly interest payments at either fixed or adjustable rates. The variable rate is based on the FHLB overnight rate and adjusts quarterly. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding.

4.	EARNINGS PER COMMON SHARE

Basic earnings and diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 619,979 and 622,573 shares outstanding for the three and six months ended June 30, 1999 and 1998, respectively. All share amounts have been restated to reflect stock dividends and splits.

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

Results of Operations

Net Income: The Corporation reported net income of $494,155 or $.80 per share for the second quarter of 1999 compared to $363,297, or $0.59 per share for the same period in 1998. Year-to-date net income was $937,669 or $1.51 per share for 1999 compared to $817,719 or $1.32 per share for 1998. The improvement was primarily a result of improved net interest income and noninterest income, partially offset by increased noninterest expense.

Net Interest Income: Net interest income increased $130,820 or 8% to $1,722,327 for the three-month period ended June 30, 1999 and $284,831 or 9% to $3,369,984 for the six-month period ended June 30, 1999 compared to the same periods in 1998. The increases in net interest income are primarily attributable to increases in net loans of $7.5 million or 7.9% from June 30, 1998 to June 30, 1999 and an increase in investment securities of $5.3 million, or 20.8% from June 30, 1998 to June 30, 1999.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision remained constant at $37,500 for the three months ended June 30, 1999 and $75,000 for the six months ended June 30, 1999 compared to the same periods in 1998. Net charge-offs were $35,727 for the second quarter of 1999 compared to net charge-offs of $40,501 for the same period in 1998. Net charge-offs year-to-date were $73,199 as of June 30,  1999 compared to net charge-offs of $32,105 for 1998. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

Noninterest Income: Noninterest income for the three months ended June 30, 1999 was approximately $420,000 as compared to approximately $257,000 for the same period in 1998. Noninterest income for six months ended June 30, 1999 increased to approximately $800,000 from approximately $609,000 at June 30, 1998. The increase is attributable in part to an increase in ATM fees during 1999.

Noninterest Expense: Noninterest expense increased to approximately $1.47 million and $2.9 million for the three and six months ended June 30, 1999 compared to approximately $1.35 million and $2.57 million for the same periods in 1998. Salaries and benefits increased 9% from $686,831 for the three months ended June 30, 1998 to $750,505 for the same period in 1999 and increased 10.8% from $1,378,175 for the six months ended June 30, 1998 to $1,527,583 for the same period in 1999. Occupancy and furniture and fixtures expenses increased approximately $165,000 to $439,388 at June 30, 1999 due to the construction of a new main office in Kent City, Michigan, which opened in July 1998. Other expenses increased from $839,118 for the six months ended June 30, 1998 to $849,948 for the same period in 1999.

Financial Condition, Liquidity, and Capital Resources:

Total assets increased 3.6% or $5.3 million to approximately $153.5 million at June 30, 1999 compared to approximately $148.2 million at December 31, 1998. Total liabilities increased 4.1% or $5.5 million to approximately $139.2 million at June 30, 1999 compared to approximately $133.7 million at December 31, 1998. The increase in total assets was funded by $6 million in borrowings from the FHLB. Total shareholders' equity decreased approximately $170,000 to approximately $14.3 million at June 30, 1999. The decrease in shareholders' equity is primarily related to the retention of earnings after dividend payouts offset by a decrease in the unrealized gain on securities available for sale of 796,318.

Total loans increased approximately $5.1 million or 4.9% to approximately $104.4 million at June 30, 1999. Deposits decreased approximately $2.9 million or 2.4% to approximately $116.7 million at June 30, 1999. The net loan to deposit ratio increased to 88.2% at June 30, 1999 from 82.0% at December 31, 1998. The allowance for loan losses increased $1,800 at June 30, 1999, while maintaining a reserve of 1.33% of outstanding loans.

The Corporation paid dividends of $311,287 during the six months ended June 30, 1999, compared to $309,990 paid during the same period in 1998.

Shareholders' equity as a percent of total assets was 9.3% at June 30, 1999 compared to 9.8% at December 31, 1998. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Board of Governors of the Federal Reserve System.

Total cash and cash equivalents and investment securities totaled approximately $37.4 million at June 30, 1999 or about 24.3% of total assets. Deposits decreased 2.4% during the first six months of 1999 and management believes its deposit base will remain a stable source of funds for the remainder of 1999. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank (FHLB). As of June 30, 1999, the Corporation had outstanding advances from the FHLB totaling $17 million. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

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

The Corporation has developed a plan to prepare for the year 2000. This plan included the performance of an inventory of hardware and software applications, which has been completed, and non-information technology systems, communicating with third party vendors, suppliers and customers, and obtaining certifications of compliance from third party providers. The Corporation's core computer services provider, West Shore Computer Services, Inc. ("West Shore") (20% of the stock of which is owned by the Corporation) has implement its own plan to perform an inventory of its systems and ensure that its systems are year 2000 compliant. The Corporation believes that West Shore has completed approximately 93% of its plan.

The Corporation had completed approximately 92% of its plan as of June 30, 1999 at a cost of $80,000. This includes costs related to personnel, programming, and hardware and software upgrades and replacements. Management anticipates that an additional $22,000 in personnel, programming, and hardware and software upgrades and replacements will be required to complete the plan during 1999. While additional unforeseen costs may occur, these costs are not expected to be significant.

The impact of the year 2000 issue on the Corporation will depend not only on corrective actions that the Corporation takes, but also on the way in which year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Corporation, or whose financial condition or operational capability is important to the Corporation. To reduce this exposure, the Corporation has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failures to resolve their own year 2000 issues. The Corporation is continuing to seek assurances from its third party vendors and suppliers confirming that the third parties' software systems are year 2000 compliant or an expected compliance date a reasonable time before December 31, 1999. The Corporation is continuing to seek assurances that the systems of other companies on which the Corporation's systems rely will be timely converted or modified. If such modifications and conversions are not completed timely, their inability to correctly recognize the year 2000 could have an adverse impact on the operations of the Corporation.

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

The Corporation has prepared general contingency plans to address unforeseen year 2000 issues, including plans in the event that mission critical systems experience difficulties or other significant third parties fail to adequately address year 2000 issues. Such plans principally involve the operation of systems in an off-line environment. This would be accomplished by the manual and desktop computer update of financial records until problems or difficulties are remedied. Internal remediation plans are being developed in the remaining information and non-information technology areas. The Corporation is also enhancing its existing business resumption plans to reflect year 2000 issues. It is developing plans, designed to coordinate the efforts of its personnel and resources in addressing any year 2000 difficulties that become evident after December 31, 1999. There can be no assurance that any plans will fully mitigate any such difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunications companies, where alternative arrangements or other sources are limited or unavailable.

The Corporation believes that with modifications to existing hardware and software and conversions to new hardware and software, the year 2000 issue should not pose significant operational problems for its computer systems and that costs to be incurred will not be material to the Corporation's results of operations, liquidity or capital resources.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On May 25, 1999, the Corporation held its 1999 Annual Meeting of Shareholders. The purpose of the meeting was to elect six directors for three-year terms expiring in 2002.

Six candidates nominated by management were elected by the shareholders to serve as directors of the Corporation at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Shares Votes

Michael E. McHugh	For	505,993
	Authority Withheld	218
	Broker Non-Votes	0

Dennis C. Nelson	For	503,376
	Authority Withheld	2,835
	Broker Non-Votes	0

John J. Niederer	For	506,211
	Authority Withheld	0
	Broker Non-Votes	0

Paul K. Spoelman	For	505,993
	Authority Withheld	218
	Broker Non-Votes	0

Donald Swanson	For	505,993
	Authority Withheld	218
	Broker Non-Votes	0

Donald VanSingel	For	506,004
	Authority Withheld	207
	Broker Non-Votes	0

The following persons remained as directors of the Corporation with terms expiring in 2000: Jerome B. Arends, K. Timothy Bull, Richard L. Edgar, and Fred J. Finkbeiner. The following persons remained as directors of the Corporation with terms expiring in 2001: Gary Gust, Ronald L. Hansen, Robert C. Humphreys, and Ben J. Landheer.

Item 6.  Exhibits and Reports on Form 8-K.

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

VALLEY RIDGE FINANCIAL CORP.
Registrant

Date: August 16, 1999	/s/ Michael E. McHugh
Michael McHugh, Secretary and Treasurer
(Duly Authorized Signatory
for Registrant and Principal
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