Form 10QSB
period 1999-09-30
VALLEY RIDGE FINANCIAL CORP
filed 1999-11-15
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    X        No _____.

There were 628,786 shares of Common Stock (no par value) outstanding as of September 30, 1999.

Transitional Small Business Disclosure Format (check one): Yes _____      No    X   .

VALLEY RIDGE FINANCIAL CORP.

FORM 10-QSB

INDEX

PART I.	Financial Information	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets -
	September 30, 1999 (Unaudited) and December 31, 1998	3

	Condensed Consolidated Statements of Income - Three
	and Nine Months Ended September 30, 1999 (Unaudited) and
	September 30, 1998 (Unaudited)	4

	Consolidated Statements of Comprehensive Income - Three
	and Nine Months Ended September 30, 1999 (Unaudited) and
	September 30, 1998 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 1999 (Unaudited) and
	September 30, 1998 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2. Management's Discussion and Analysis or Plan of Operation	9

PART II.	Other Information

	Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	1999	1998
	(Unaudited)
ASSETS
Cash and due from banks	$ 6,885,996	$ 5,553,484
Federal funds sold	0	500,000
Total cash and cash equivalents	6,885,996	6,053,484

Securities	32,018,759	30,646,690

Loans held for sale	3,732,704	3,670,761

Total loans	110,098,824	99,433,953
Allowance for loan losses	(1,376,462)	(1,388,700)
	108,722,362	98,045,253
Premises and equipment - net	5,146,783	5,721,881
Other assets	4,572,174	4,057,041

Total assets	$161,078,778	$148,195,110

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$ 19,997,730	$ 20,473,900
Interest-bearing	95,651,790	99,108,851
	115,649,520	119,582,751

Securities sold under agreement to repurchase	1,070,078	1,204,014
Federal funds purchased	6,800,000	0
Other borrowings	22,000,000	11,000,000
Accrued expenses and other liabilities	953,986	1,923,894
Total liabilities	146,473,584	133,710,659

Shareholders' equity
Common stock, no par value: 2,000,000 shares authorized;
628,786 and 622,573 shares outstanding at
September 30, 1999 and December 31, 1998, respectively	7,879,468	7,666,697
Retained earnings	6,892,685	6,007,862
Unearned restricted stock	(82,537)	(40,441)
Net unrealized gain on securities available for sale	(84,422)	850,333
Total shareholders' equity	14,605,194	14,484,451

Total liabilities and shareholders' equity	$161,078,778	$148,195,110

See accompanying notes to condensed consolidated financial statements

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
Interest income
Loans, including fees	$2,495,729	$2,289,038	$7,118,611	$6,701,371
Federal funds sold	826	38,873	6,632	148,004
Investment securities	474,240	377,932	1,421,465	1,094,059

Interest expense
Deposits	873,949	940,633	2,637,944	2,762,202
Other	302,720	171,214	744,655	502,084
	1,176,669	1,111,847	3,382,599	3,264,286

Net interest income	1,794,126	1,593,996	5,164,109	4,679,148

Provision for loan losses	37,500	37,500	112,500	112,500

Net interest income after provision for loan losses	1,756,626	1,556,496	5,051,609	4,566,658

Other income
Service charges and other income	319,976	248,792	1,050,970	722,416
Gain (loss) on sales of investment securities	494	46,198	(8,680)	126,636
Gain on sale of fixed assets	5,000	0	93,371	0
Gain (loss) on sale of loans	(695)	3,122	(10,446)	25,421
	324,775	298,112	1,125,215	874,473
Other expense
Salaries and benefits	754,432	715,009	2,282,014	2,093,184
Occupancy	95,201	112,059	304,624	263,228
Furniture and fixtures	119,919	88,171	349,885	211,374
Other	571,974	470,243	1,508,021	1,391,684
	1,541,526	1,385,482	4,444,544	3,959,470

Income before federal income tax	539,875	469,126	1,732,280	1,481,651

Federal income tax expense	124,245	81,901	378,981	309,709

Net income	$ 415,630	$ 387,225	$1,353,299	$1,171,942

Net income per share	$ .67	$ .62	$ 2.17	$ 1.89

See accompanying notes to condensed consolidated financial statements

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998

Net income	$415,630	$387,225	$1,353,299	$1,171,942

Other comprehensive income, net of tax:
Change in unrealized gains
(losses) on securities	(138,437)	299,267	(934,755)	398,841

Comprehensive income	$277,193	$686,492	$418,544	$1,570,783

See accompanying notes to condensed consolidated financial statements

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	1999	1998
Cash flows from operating activities
Net income	$1,353,299	$1,171,942
Adjustments to reconcile net income
to net cash from operating activities
Depreciation	349,832	196,439
Amortization of:
Premiums and discounts on securities, net	78,675	21,134
Goodwill and core deposit intangibles	3,580	9,486
Provision for loan losses	112,500	112,500
(Gain) loss on sale of securities	8,680	(126,112)
(Gain) loss on sale of loans	10,446	(25,451)
(Gain) loss on sale of fixed assets	(93,371)	0
Loans originated for sale	(3,851,988)	(3,571,222)
Proceeds from loans sold	4,243,488	3,900,772
Net change in:
Accrued interest receivable and other assets	(518,713)	(989,415)
Accrued expenses and other liabilities	(429,257)	757,235
Net cash from operating activities	1,267,171	1,457,338

Cash flows from investing activities
Net change in loans	(11,253,498)	(7,698,969)
Proceeds from:
Sales of securities available for sale	4,393,677	6,797,852
Repayments and maturities of securities available for sale	3,577,390	2,605,231
Premises and equipment	318,637	(2,276,503)
Purchase of:
Securities available for sale	(10,846,787)	(11,777,452)
Net cash used in investing activities	(13,810,580)	(12,349,751)

Cash flows from financing activities
Net change in deposits	(3,933,231)	9,752,493
Advances from Federal Home Loan Bank	19,000,000	0
Payment on Federal Home Loan Bank advance	(8,000,000)	0
Net change in Federal Funds purchased	6,800,000	0
Net change in securities sold under agreement to repurchase	(133,936)	0
Proceeds from the sale of stock	111,565	0
Dividends paid	(468,476)	(456,710)
Net cash from financing activities	13,375,922	9,287,083

Net change in cash and cash equivalents	832,512	(1,605,330)

Cash and cash equivalents at beginning of year	6,053,484	8,502,762

Cash and cash equivalents at end of period	$6,885,996	$6,897,432

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,373,536	$3,275,003
Income taxes	480,339	426,149

See accompanying notes to condensed consolidated financial statements

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial statements for the three and nine months ended September 30, 1999 and September 30, 1998 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 1999 should not be considered as indicative of results that may be achieved for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2.	ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30, 1999:

Balance at January 1, 1999	$1,388,700
Provision for loan losses charged
to operating expense	112,500
Recoveries on loans previously charged
to the allowance	33,077
Loans charged off	(157,815)

Balance at September 30, 1999	$1,376,462

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	OTHER BORROWINGS

At September 30, 1999, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

Type	Interest Rate	Maturity Date	Amount

Fixed	5.120%	October 22, 2003	$3,000,000
Variable	5.480	October 27, 1999	1,000,000
Variable	5.480	December 6, 1999	6,000,000
Variable	5.480	July 10, 2000	2,000,000
Variable	5.480	January 10, 2000	2,000,000
Variable	5.480	February 16, 2000	3,000,000
Variable	5.480	March 6, 2000	2,000,000
Variable	5.480	March 21, 2000	3,000,000

			$22,000,000

Each advance requires monthly interest payments at either fixed or adjustable rates. The variable rate is based on the FHLB overnight rate and adjusts quarterly. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding.

4.	EARNINGS PER COMMON SHARE

Basic earnings and diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 622,988 weighted average shares outstanding for the three and nine months ended September 30, 1999 and 620,212 weighted average shares outstanding for the three and nine months ended September 30, 1998. All share amounts have been restated to reflect stock dividends and splits.

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

Results of Operations

Net Income: The Corporation reported net income of $415,630 or $0.67 per share for the third quarter of 1999 compared to $387,225 or $0.62 per share for the same period in 1998. Year to date net income was $1,353,299 or $2.17 per share for 1999 compared to $1,171,942 or $1.89 per share for 1998. The improvement for the nine-month period was primarily a result of improved net interest income and increased noninterest income, partially offset by increased noninterest expense.

Net Interest Income: Net interest income increased $200,130 or 13% to $1,794,126 for the three-month period ended September 30, 1999 and $484,961 or 10% to $5,164,109 for the nine-month period ended September 30, 1999 compared to the same periods in 1998. The increases in net interest income are primarily attributable to increases in net loans of $10.7 million or 11% from December 31, 1998 to September 30, 1999.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision remained constant at $37,500 and $112,500 for the three and nine months ended September 30, 1999 compared to the same periods in 1998. Net charge-offs were approximately $51,000 for the third quarter of 1999 compared to net charge-offs of approximately $38,000 for the same period in 1998. Net charge-offs, year to date were approximately $125,000 as of September 30, 1999 compared to net charge-offs of approximately $70,000 for 1998. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

Noninterest Income: Noninterest income for the three months ended September 30, 1999 was $324,775 as compared to $298,112 for the same period in 1998. Noninterest income for nine months ended September 30, 1999 increased to $1,125,215 from $874,473 at September 30, 1998. The increases in noninterest income for the three- and nine-month periods are primarily attributable to gain on the sale of the old bank buildings in Kent City, Michigan, increased service charges, and increased revenue from the Corporation's investment subsidiary.

Noninterest Expense: Noninterest expense increased to approximately $1.5 million and $4.4 million for the three and nine months ended September 30, 1999 compared to $1.4 million and $3.9 million for the same periods in 1998. Salaries and benefits increased 5.5% from $715,009 for the three months ended September 30, 1998 to $754,432 for the same period in 1999 and increased 9% from $2,093,184 for the nine months ended September 30, 1998 to $2,282,014 for the same period in 1999. Occupancy and furniture and fixtures expenses increased approximately $180,000 to $654,509 at September 30, 1999 due to the construction of a new main office in Kent City, Michigan, which opened in July 1998. Other expenses increased from $1,391,684 for the nine months ended September 30, 1998 to $1,508,021 for the same period in 1999.

Financial Condition, Liquidity, and Capital Resources

Total assets increased 8.7% or $12.9 million to approximately $161.1 million at September 30, 1999 compared to approximately $148.2 million at December 31, 1998. Total liabilities increased 9.5% or $12.8 million to approximately $146.5 million at September 30, 1999 compared to approximately $133.7 million at December 31, 1998. Borrowings of $11 million from the Federal Home Loan Bank of Indianapolis ("FHLB") funded the increase in total assets. Total shareholders' equity increased by $120,743 to $14,605,194 at September 30, 1999. The change in shareholders' equity is primarily related to the retention of earnings after dividend payouts offset by a decrease in the unrealized gain on securities available for sale of $934,755.

Gross loans increased by $10.7 million or 10.4% to $113.8 million. Deposits decreased by approximately $3.9 million or 3.3% to $115.6 million. The net loan to deposit ratio increased to 97% at September 30, 1999 from 86% at December 31, 1998. The allowance for loan losses decreased by $12,238 while maintaining a reserve of 1.21% of outstanding loans.

The Corporation paid dividends of $468,476 during the nine months ended September 30, 1999, compared to $465,710 paid during the same period in 1998.

Shareholders' equity as a percent of total assets was 9.1% at September 30, 1999 compared to 9.8% at December 31, 1998. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Board of Governors of the Federal Reserve System.

Total cash and cash equivalents and investment securities totaled $38.9 million at September 30, 1999 or approximately 24% of total assets. Deposits decreased 3.3% during the first nine months of 1999 and management believes its deposit base will remain a stable source of funds for the remainder of 1999. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the FHLB. As of September 30, 1999, the Corporation had outstanding advances from the FHLB totaling $22 million. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Corporation.

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

The Corporation has developed a plan to prepare for the year 2000. This plan included the performance of an inventory of hardware and software applications, which has been completed, and non-information technology systems, communicating with third party vendors, suppliers and customers, and obtaining certifications of compliance from third party providers. The Corporation's core computer services provider, West Shore Computer Services, Inc. ("West Shore") (20% of the stock of which is owned by the Corporation) has implemented its own plan to perform an inventory of its systems and ensure that its systems are year 2000 compliant. The Corporation believes that West Shore has completed approximately 98% of its plan.

The Corporation had completed approximately 98% of its plan as of September 30, 1999 at a cost of $90,000. This includes costs related to personnel, programming, and hardware and software upgrades and replacements. Management anticipates that an additional $12,000 in personnel, programming, and hardware and software upgrades and replacements will be required to complete the plan during 1999. While additional unforeseen costs may occur, these costs are not expected to be significant.

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

The Corporation has prepared general contingency plans to address unforeseen year 2000 issues, including plans in the event that mission critical systems experience difficulties or other significant third parties fail to adequately address year 2000 issues. Such plans principally involve the operation of systems in an off-line environment. This would be accomplished by the manual and desktop computer update of financial records until problems or difficulties are remedied. Internal remediation plans are being developed in the remaining information and non-information technology areas. The Corporation is also enhancing its existing business resumption plans to reflect year 2000 issues. It is developing plans designed to coordinate the efforts of its personnel and resources in addressing any year 2000 difficulties that become evident after December 31, 1999. There can be no assurance that any plans will fully mitigate any such difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunications companies, where alternative arrangements or other sources are limited or unavailable.

The Corporation believes that, with modifications to existing hardware and software and conversions to new hardware and software, the year 2000 issue should not pose significant operational problems for its computer systems and that costs to be incurred will not be material to the Corporation's results of operations, liquidity or capital resources.

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

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

          (a)      Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.

27	Financial Data Schedule

          (b)      Reports on Form 8-K. No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY RIDGE FINANCIAL CORP.
Registrant

Date: November 12, 1999	/s/ Michael McHugh
Michael McHugh, Secretary and Treasurer (Duly
Authorized Signatory for Registrant and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.

27	Financial Data Schedule