Form 10KSB40
period 1999-12-31
VALLEY RIDGE FINANCIAL CORP
filed 2000-03-30
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________________ to _____________________

Commission File Number: 333-00724

VALLEY RIDGE FINANCIAL CORP.
 (Name of Small Business Issuer in Its Charter)

Michigan	38-2888214
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

450 West Muskegon Avenue
Kent City, Michigan	49330
(Address of Principal Executive Offices)	(Zip Code)

(616) 678-5911
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X        No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for the year ended December 31, 1999, were $13,253,311.

As of March 24, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $16,424,080. This amount is based on the sale price of $40.00 per share for the registrant's stock as of such date.

As of March 24, 2000, the registrant had outstanding 628,254 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes _____ No X

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, the Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

          Effective at the close of business on December 6, 1996, the Corporation's two subsidiary banks, The Grant State Bank ("Grant") and Kent City State Bank ("Kent City"), were consolidated into a single banking corporation (the "Consolidation"). The purpose of the Consolidation was to allow the Corporation to further realize operational efficiencies and provide more consistent and improved service to the market areas that the Corporation had been servicing. The Consolidation resulted in a single bank named "Valley Ridge Bank" (the "Bank"). On December 31, 1999, the Bank had assets totaling $167 million, deposits of $120 million and shareholders' equity of $14 million.

          The Corporation and the Bank operate in a single industry segment--the business of banking, which includes commercial banking, mortgage banking and other related activities. The Bank is a full service bank offering customary commercial banking services, which include commercial and retail loans, business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, automated transaction machine services, money transfer services and safe deposit facilities, and insurance and real estate brokerage services. No material part of the business of the Corporation or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Corporation.

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

          The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") represents sweeping reform of federal regulation of financial services. The GLB Act largely removes the restrictions that previously prevented affiliations among banks, securities firms, and insurance companies and provides for a system of functional regulation of the financial services industry. Among other provisions, the GLB Act:
•	Repeals the restrictions on banks affiliating with securities firms contained in the depression-era Glass-Steagall Act.

•

Creates a new "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complimentary" to financial activities, a category to be defined by regulation, are also authorized for financial holding companies.

•

Provides a system of functional regulation under which, with certain exceptions, activities of banks and bank affiliates as securities brokers and investment advisors are subject to regulation and supervision by the Securities and Exchange Commission, eliminating an exemption banks previously enjoyed.

•	Reaffirms the traditional authority of states to regulate insurance companies and insurance agencies, but prohibits discrimination against bank affiliates that conduct those activities.

•

Requires financial institutions to disclose their privacy policy to consumers and provides protections to consumers against the transfer and use of nonpublic personal information by financial institutions.

•

Requires that agreements between banks and non-governmental entities in connection with the Community Reinvestment Act be disclosed to the public, and that community groups that receive funds from banks in excess of defined thresholds disclose how those funds are used.

Although the GLB Act repeals certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the GLB Act's purposes, many details of implementing the changes authorized by the GLB Act will be the subject of the regulations to be adopted in the future by the FRB, the Securities and Exchange Commission, and other federal agencies.

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

          The Corporation and the Bank employed approximately 107 persons (82 persons on a full-time equivalent basis) at December 31, 1999.

          Certain statistical information describing the business of the Corporation and the Bank appears in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this report and in the Consolidated Financial Statements and notes thereto included in Item 7 of this report.

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

PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

          There is no established public trading market for Valley Ridge Common Stock. Transactions in Valley Ridge Common Stock are occasionally effected by individuals on an informal basis. Some transactions are effected through the involvement of local brokerage firms. The prices at which such transactions are effected are only occasionally reported to the Corporation. As of December 31, 1999, there were approximately 489 record holders of shares of Valley Ridge Common Stock.

          The Corporation has paid regular cash dividends since June 30, 1989. The following table summarizes the quarterly cash dividends paid to common shareholders during the last two full years:
Quarter	1998	1999
1st	$.25	$.25
2nd	.25	.25
3rd	.25	.25
4th	.25	.25
Total	$1.00	$1.00

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion is provided by Valley Ridge Financial Corp. management as its analysis of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. ("Corporation") and Valley Ridge Bank ("Bank"). This analysis should be read in conjunction with the consolidated financial statements and related notes.

Twelve Months Ended December 31, 1999 and 1998.

Results of Operations: The Corporation reported net income of $1,716,167 or $2.75 basic and diluted earnings per share for 1999. This was 5.5% higher than the $1,627,173, or $2.62 per share, earned in 1998. The increase in net income was primarily a result of increased net interest income from $6,384,613 in 1998 to $7,065,071 in 1999, along with an increase in non-interest income from $1,382,786 in 1998 to $1,523,437 in 1999.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities.

	Years ended December 31,
	1 9 9 9			1 9 9 8
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Taxable investment
securities	$15,934,699	$972,049	6.10%	$11,395,604	$686,176	6.02%
Tax-exempt securities (1)	16,898,875	1,416,435	8.38	14,793,501	1,302,427	8.80
Total securities	32,833,574	2,388,484	7.27	26,189,105	1,988,603	7.59
Loans (1)(2)(3)	108,125,222	9,851,681	9.11	95,943,606	9,091,258	9.48
Federal funds sold	209,315	10,968	5.24	3,108,766	165,341	5.32
Total earning assets	141,168,111	12,251,133	8.68	125,241,477	11,245,202	8.98

Nonaccrual loans	262,702			315,833
Less allowance for
loan losses	(1,399,268)			(1,225,931)
Cash and due from banks	5,682,608			5,377,324
Other nonearning assets	9,657,322			8,382,550
Total assets	$155,371,475			$138,091,253

	Years ended December 31,
	1 9 9 9			1 9 9 8
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-bearing demand
deposits	$14,199,436	$167,936	1.18%	$13,930,957	$206,008	1.48%
Savings deposits	31,720,876	639,472	2.02	30,736,597	742,036	2.41
Time deposits	53,126,036	2,715,384	5.11	49,237,546	2,772,433	5.63
Total interest-bearing
deposits	99,046,348	3,522,792	3.56	93,905,100	3,720,477	3.96
Other borrowings	19,455,902	1,142,011	5.87	11,399,995	656,574	5.76
Total interest-bearing
liabilities	118,502,250	4,664,803	3.94	105,305,095	4,377,051	4.16

Demand deposits	18,962,971			17,351,318
Other liabilities	3,012,600			1,382,331
Total liabilities	140,477,821			124,038,744
Average equity	14,893,654			14,052,509

Total liabilities and
equity	$155,371,475			$138,091,253

Net interest income		$7,586,330			$6,868,151
Rate spread			4.74			4.82
Net interest margin			5.37			5.48

(1)	Yields reflected have been computed on a tax equivalent basis using a marginal tax rate of 34%.
(2)	Average outstanding balances exclude non-accruing loans.
(3)	Includes loans held for sale.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.
	Year ended December 31, 1999 over 1998
	Total	Volume	Rate
Increase (decrease) in interest income
Loans (including loans held for sale)	$760,423	$1,120,224	$(359,801)
Taxable securities	285,873	276,780	9,093
Nontaxable securities	114,008	178,709	(64,701)
Federal funds sold	(154,373)	(151,965)	(2,408)
Net change in tax-equivalent income	1,005,931	1,423,748	(417,817)

Increase (decrease) in interest expense
Interest-bearing demand deposits	(38,072)	3,900	(41,972)
Savings deposits	(102,564)	23,125	(125,689)
Time deposits	(57,049)	209,634	(266,683)
Other borrowings	485,437	472,626	12,811
Net change in interest expense	287,752	709,285	(421,533)

Net change in tax-equivalent
net interest income	$718,179	$714,463	$3,716

Net interest margin remained strong at 5.37% for 1999, a decline of 11 basis points from 1998. The decrease is largely due to increased competition for loan and deposit accounts. Average loans increased by 12.7% to $108,125,222. Average securities increased 25.4% to $32,833,574. Average interest-bearing deposits increased $5,141,248 or 5.5%. The increase is primarily the result of various CD promotions throughout 1999. Average other borrowings increased by 70.7% to $19,455,902, and average equity increased $841,145, a 6% increase.

The provision for loan losses was $400,000 and $300,000 for 1999 and 1998, respectively. The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. Most of the loans charged-off were consumer loans for both years.
	As of and for the years ended December 31,
	1999	1998
Balance at beginning of year	$1,388,700	$1,186,772
Provision charged to operating expense	400,000	300,000

Recoveries on loans previously charged to the allowance	38,225	43,612
Loans charged off	(207,237)	(141,684)
Net charge offs	(169,012)	(98,072)

Balance at end of year	$1,619,688	$1,388,700
Allowance for loan losses as a percentage of
total loans as of year end	1.39%	1.40%
Ratio of net charge-offs to average total loans outstanding
during the year	.0016	.0010

The allowance for loan losses at December 31, 1999 was 1.02 times impaired loans outstanding at year end. Loan recoveries were 27% of the prior year's charge-offs. Net charge-offs for 1999 increased from $98,072 in 1998 to $169,012. Management continually evaluates the loan portfolio for probable losses and makes provisions necessary to maintain the allowance at a level appropriate to provide for those losses. The provision increased from $300,000 in 1998 to $400,000 in 1999 due to increased losses incurred in 1999. The net effect was a $230,988 increase in the allowance balance at December 31, 1999. These factors resulted in the ratio of allowance to total loans remaining consistent at 1.39% at December 31, 1999 and 1.40% at December 31, 1998. Management believes that this level of allowance is adequate to cover problem credits in the loan portfolio.

The balance of impaired loans at December 31, 1999 of $1,587,226 is $1,420,909 higher than at December 31, 1998. Three loans totaling $1,499,609 are designated as impaired at December 31, 1999 that were not impaired as of December 31, 1998. As indicated in Note 4 of the consolidated financial statements, management does not anticipate significant loss exposure relating to the loans classified as impaired and has established no specific reserves against those loans due to favorable collateral positions. As management does not anticipate loss exposure on these loans, these loans have not been placed on nonaccrual.

The allowance for loan losses was allocated in an amount deemed necessary to provide for probable losses within the following loan categories as of December 31:
	(Dollars in thousands)
	1 9 9 9			1 9 9 8
Balance at End of Period Applicable to	Principal Balance	Allocated Allowance	% of Total Loans	Principal Balance	Allocated Allowance	% of Total Loans

Commercial and agricultural	$ 53,512	$ 583	46%	$ 44,968	$ 379	44%
Real estate - mortgages	44,352	132	38	41,734	113	40
Consumer	18,911	345	16	16,403	296	16
Unallocated		560			601

	$116,775	1,620	100%	$103,105	$1,389	100%

Noninterest income was $1,523,437 and $1,382,786 for 1999 and 1998, respectively. The increase was primarily a result of increased service charges and net realized gain on the sale of premises and equipment for 1999 compared to 1998, offset by a loss on sale of securities. Noninterest expense increased to $6,080,861 compared to $5,436,531 in 1998. Noninterest expense was higher in 1999 when compared to 1998 largely because of salaries and benefits, which increased $198,671 or 7.2% representing annual salary increases and additional employees. Furniture and fixtures expense increased from 1998 to 1999 by $132,993 or 40.1% due to additional depreciation from furniture and equipment purchased for the new main office. Other expense increased $201,604 or 20.1% primarily due to an increase in the Michigan Single Business Tax as a result of a reduction in the deduction for the new main office, and legal and professional fees increased $53,443 or 29.7% also contributing to the increase in noninterest expense.

Following are overall return percentages and the dividend pay-out ratio for the past two years:
	1999	1998

Return on average assets	1.10%	1.18%
Return on average equity	11.52	11.58
Dividend pay-out ratio	36.46	38.19
Average equity to average assets ratio	9.59	10.18

Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge's future operating results or financial condition.

Financial Condition, Liquidity, and Capital Resources: Total assets increased by $18,686,430 or 12.6% to $166,881,540 at December 31, 1999 compared to $148,195,110 at December 31, 1998. This growth is attributable primarily to growth in the loan portfolio which was funded by FHLB advances. This growth was partially due to the Bank benefiting from consolidation of major regional banks in some of its markets in addition to the Bank's continued marketing efforts. Total liabilities increased by $18,607,870 or 13.9% to $152,318,529 at December 31, 1999 compared to $133,710,659 at December 31, 1998. The increase in shareholders' equity is due primarily to retention of earnings, and offset by an unrealized loss of $323,609 on securities available for sale.

Total loans increased by $17,340,894 or 17.4% from the balance at December 31, 1998 to $116,774,847 at December 31, 1999. Deposits decreased by $271,055 or 0.23% to $119,311,696 at December 31, 1999. The overall impact of these two changes was an increase in the net loan to deposit ratio to 97% at December 31, 1999 compared to 82% at December 31, 1998.

The following table shows the maturity of commercial, consumer, real estate construction and agricultural loans outstanding at December 31, 1999. Also provided below is the amount due after one year classified according to the terms of the loans. Demand loans, loans with no stated maturity and overdrafts are reported as due in one year or less.
	Due in One Year or Less	Due after One Year Through Five Years	Due After Five Years
	(Dollars in thousands)

Commercial	$19,048	$32,100	$3,567
Consumer	1,503	23,413	2,898
Residential real estate	6,283	19,745	6,959
Agricultural	120	940	199

	$26,954	$76,198	$13,623

Loans due after one year
With fixed rates		$70,080	$12,119
With floating rates		6,118	1,504

		$76,198	$13,623

The time remaining until maturity of time certificates of deposit of $100,000 or more at December 31, 1999 were as follows:
Three months or less	$5,979,000
Over three months through six months	3,039,000
Over six months through twelve months	1,290,000
Over twelve months	2,058,000

$12,366,000

The Bank paid dividends totaling $625,650 in 1999, compared to $621,394 paid during 1998.

The Corporation's capital ratios exceeded the minimum levels prescribed by the Federal Reserve Board, as shown in Note 16 of the consolidated financial statements.

Total cash, cash equivalents and investment securities totaled $42,252,725 at December 31, 1999 or 25.3% of total assets. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

The following table shows by class of maturities at December 31, 1999, the amounts and weighted average yields of investment securities (1):
	Carrying Value	Average Yield (2)
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S.
Government corporations and agencies
One year or less	$1,919	5.93%
Over one through five years	3,503	6.06
Over five through ten years	5,506	6.78
Over ten years
	10,928	6.40
Obligations of states and political subdivisions
One year or less	1,362	8.75
Over one through five years	2,673	9.25
Over five through ten years	5,262	8.11
Over ten years	8,515	8.23
	17,812	8.39

Mortgage-backed securities and other	1,414	6.60

	$30,154	7.58%

Because of their variable payments, mortgage-backed securities are not reported by a specific maturity grouping.
(1)	Calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.
(2)

Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on state and municipal securities have been adjusted to a fully taxable equivalent using a federal income tax rate of 34%.

As of December 31, 1999, the securities of no issuer except the U.S. Government had an aggregate carrying value that exceeded 10% of shareholders' equity.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Bank has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Valley Ridge Bank had $4,975,085 and $1,204,014 in repurchase agreements at year end 1999 and 1998, respectively.

The Corporation had $25,000,000 and $11,000,000 in advances from the Federal Home Loan Bank at year end 1999 and 1998. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and nonspecific qualifying securities within the securities portfolio.

The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1999.
	Maturity or Repricing Frequency
	0-3 months	3-12 months	1-5 years	5 years+
Interest-earning assets
Loans	$40,508,000	$33,209,000	$36,668,000	$6,390,000
Investment securities		3,268,000	6,176,000	20,710,000
Total	$40,508,000	$36,477,000	$42,844,000	$27,100,000

Interest-bearing liabilities
Certificates of deposit	$13,689,000	$27,015,000	$13,807,000	$65,000
Savings accounts	18,947,000
Money market accounts	14,608,000
NOW accounts	10,228,000
FHLB Loan	10,000,000	7,000,000	8,000,000

Total	$67,472,000	$34,015,000	$21,807,000	$65,000

Interest sensitivity gap	$ (26,964,000)	$2,462,000	$21,037,000	$27,035,000

Cumulative gap		$(24,502,000)	$(3,465,000)	$23,570,000

The above table is based on contractual terms. Mortgage-backed securities do not have a single maturity date and therefore, were excluded from investment securities. Savings accounts, money market accounts, and NOW accounts are subject to immediate withdrawal and are presented as repricing in the earliest period presented. Although demand and savings accounts, for which rates paid are not readjusted on a pre-established contract cycle and are subject to immediate withdrawal, are presented as repricing in the 0-3 months period, management believes that these types of accounts are not as sensitive to changes in interest rates in the short-term as this presentation would indicate. The practice of underwriting loans with maturity dates of five years or less and with variable rates allows for a repricing of those assets over a relatively short period. Additionally, management does not aggressively price deposits, preferring to maintain a level of lending supported primarily by its base of core deposits. The Corporation's asset/liability management committee meets semi-annually, or more often as needed, to review gap positions and determine management strategies for loan and deposit pricing, purchase and sale of securities, and other borrowing decisions.

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

Year 2000 Considerations

The Corporation completed the change to January 1, 2000 on all of its systems with no material problems. In addition, based on its knowledge as of the date of this annual report, the Corporation does not anticipate that any significant problems or difficulties will arise during 2000. Management and staff will continue to monitor the Corporation's systems and to test date sensitive calculations throughout 2000.

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (Act) was passed by Congress and signed into law by the President on November 12, 1999. The Act's most publicized provisions eliminate many Federal and state law barriers to affiliations among banks, securities firms, insurance companies, and other financial service providers. The overall thrust of the Act is to remove the historic laws that separated commercial banking from other financial service organizations. Companies that are presently engaged primarily in insurance activities or securities activities will be permitted to acquire banks and bank holding companies and vice versa.

The Act does not introduce new products or services to the financial services industry overall. The Act, however, does provide for a more efficient means for financial institutions to offer those products and services by creating a "financial holding company," or "FHC." Banks, securities firms, and insurance companies can now affiliate within the FHC structure to offer a much broader range of financial products and services than had previously been possible under either a traditional bank or insurance holding company structure.

A FHC may go beyond traditional bank holding company powers and engage in activities that the Federal Reserve deems to be "financial in nature." Prior to the passage of the Act, banks and their subsidiaries could pursue many activities, such as selling insurance, dealing in certain securities, and offering investment advisory services. However, prior regulatory rules generally placed limits on the extent of a bank's and bank holding company's involvement in those activities, or created barriers to entry. The Act allows for a more efficient means for bank holding companies to offer all financial services within the new structure - the FHC.

The new legislation is expected, in time, to alter the competitive landscape of the product market served by the Corporation and may, in the future, also increase the Corporation's competition to include large, more diversified financial companies.

The Act also requires financial institutions to disclose their privacy policy to customers and provides protections to customers against the transfer and use of nonpublic personal information by financial institutions.

Item 7. Financial Statements.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Valley Ridge Financial Corp.
Kent City, Michigan

We have audited the accompanying consolidated balance sheets of Valley Ridge Financial Corp. as of December 31, 1999 and 1998 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Valley Ridge Financial Corp. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                                                s/Crowe, Chizek and Company LLP

Grand Rapids, Michigan
February 11, 2000

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998

	1999	1998
ASSETS
Cash and due from banks	$ 10,657,692	$ 5,553,484
Federal funds sold		500,000
Total cash and cash equivalents	10,657,692	6,053,484

Securities available for sale	30,153,805	29,294,862
Other securities	1,441,228	1,351,828
Loans held for sale		3,670,761

Loans	116,774,847	99,433,953
Allowance for loan losses	(1,619,688)	(1,388,700)
	115,155,159	98,045,253

Accrued interest receivable	1,191,057	1,079,289
Premises and equipment - net	5,067,827	5,721,881
Other assets	3,214,772	2,977,752

Total assets	$166,881,540	$148,195,110

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$ 20,952,744	$ 20,473,900
Interest-bearing	98,358,952	99,108,851
Total	119,311,696	119,582,751
Federal funds purchased	1,800,000
Securities sold under agreement to repurchase	4,975,085	1,204,014
Other borrowings	25,000,000	11,000,000
Accrued expenses and other liabilities	1,231,748	1,923,894
Total liabilities	152,318,529	133,710,659

Shareholders' equity
Common stock, no par value: 2,000,000 shares
authorized and 628,670 and 622,573 shares
outstanding in 1999 and 1998.	7,866,728	7,666,697
Retained earnings	7,098,379	6,007,862
Unearned restricted stock	(78,487)	(40,441)
Accumulated other comprehensive income/(loss)	(323,609)	850,333
Total shareholders' equity	14,563,011	14,484,451

Total liabilities and shareholders' equity	$166,881,540	$148,195,110

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1999 and 1998

	1999	1998
Interest income
Loans, including fees	$9,812,010	$9,050,545
Federal funds sold	10,968	165,341
Securities
Taxable	972,049	686,176
Nontaxable	934,847	859,602
Total interest income	11,729,874	10,761,664

Interest expense
Deposits	3,522,792	3,720,477
Other	1,142,011	656,574
Total interest expense	4,664,803	4,377,051

Net interest income	7,065,071	6,384,613

Provision for loan losses	400,000	300,000

Net interest income after provision for loan losses	6,665,071	6,084,613

Noninterest income
Service charges	1,088,929	837,958
Net realized gain (loss) on sale of securities	(15,935)	182,268
Income earned on life insurance policy	151,903	127,761
Net realized gain on sale of loans	19,326	21,693
Net realized gain on sale of premises and equipment	93,371	7,781
Other income	185,843	205,325
Total noninterest income	1,523,437	1,382,786

Noninterest expense
Salaries and benefits	2,965,901	2,767,230
Occupancy	429,248	412,368
Furniture and fixtures	464,407	331,414
Legal and professional fees	233,495	180,052
Directors' fees	177,507	173,900
Data processing	294,950	267,332
Advertising	128,207	110,910
Supplies	180,263	188,046
Other expense	1,206,883	1,005,279
Total noninterest expenses	6,080,861	5,436,531

Income before federal income tax	2,107,647	2,030,868

Federal income tax expense	391,480	403,695

Net income	$1,716,167	$1,627,173

Basic and diluted earnings per share	$ 2.75	$ 2.62

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 1999 and 1998

	1999	1998
Net income	$1,716,167	$1,627,173
Other comprehensive income, net of tax:
Unrealized holding gains and losses on
available-for-sale securities	(1,794,635)	411,914
Less reclassification adjustments for gains (losses)
later recognized in income	(15,935)	182,268
Net unrealized gains and losses	(1,778,700)	229,646
Tax effect	604,758	(78,080)

Other comprehensive income	(1,173,942)	151,566

Comprehensive income	$ 542,225	$1,778,739

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 1999 and 1998

	Common Stock	Retained Earnings	Unearned Restricted Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity

Balance, January 1, 1998	$7,596,526	$5,002,083		$$698,767	$13,297,376

Net income for 1998		1,627,173			1,627,173

Cash dividend ($1.00 per share)		(621,394)			(621,394)

Issuance of restricted stock awards (unearned)	80,881		(80,881)

Restricted stock awards earned			40,440		40,440

Stock repurchased	(10,710)				(10,710)

Net change in unrealized gain (loss) on securities available for sale, net of tax of ($78,080)				151,566	151,566

Balance, December 31, 1998	7,666,697	6,007,862	(40,441)	850,333	14,484,451

Net income for 1999		1,716,167			1,716,167

Cash dividend ($1.00 per share)		(625,650)			(625,650)

Issuance of restricted stock awards (unearned)	93,105		(93,105)

Restricted stock awards earned			55,059		55,059

Stock options exercised	111,566				111,566

Stock repurchased	(4,640)				(4,640)

Net change in unrealized gain (loss) on securities available for sale, net of tax of $604,758				(1,173,942)	(1,173,942)

Balance, December 31, 1999	$7,866,728	$7,098,379	$ (78,487)	$ (323,609)	$14,563,011

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1999 and 1998

	1999	1998
Cash flows from operating activities
Net income	$1,716,167	$1,627,173
Adjustments to reconcile net income
to net cash from operating activities
Depreciation and amortization	358,601	317,530
Amortization of the premiums and
discounts on securities, net	89,283	50,435
Provision for loan losses	400,000	300,000
(Gain) loss on sale of securities	15,935	(182,268)
Gain on sale of loans	(19,326)	(21,693)
Loans originated for sale	(4,028,488)	(8,810,321)
Proceeds from loans sold	4,017,363	8,764,014
Gain on sale of fixed assets	(93,371)	(7,781)
Net change in
Accrued interest receivable and other assets	332,669	(255,421)
Accrued expenses and other liabilities	(637,087)	767,801
Net cash from operating activities	2,151,746	2,549,469

Cash flows from investing activities
Loan originations and payments, net	(13,890,166)	(11,462,642)
Proceeds from
Sale of securities available for sale	5,703,472	8,362,564
Repayments and maturities of securities available for sale	3,738,507	3,036,554
Premises and equipment	393,598
Purchases of
Securities available for sale	(12,184,841)	(17,032,221)
Federal Home Loan Bank stock	(89,400)
Farmer Mac stock		(6,232)
Premises and equipment		(2,592,751)
Net cash from investing activities	(16,328,830)	(19,694,728)

Cash flows from financing activities
Net increase in short-term borrowings	3,771,071	920,269
Net increase (decrease) in deposits	(271,055)	14,407,816
Advances from Federal Home Loan Bank	22,000,000	3,000,000
Net change in federal funds purchased	1,800,000
Payments on Federal Home Loan Bank advances	(8,000,000)	(3,000,000)
Shares repurchased	(4,640)	(10,710)
Stock options exercised	111,566
Dividends paid	(625,650)	(621,394)
Net cash from financing activities	18,781,292	14,695,981

Net change in cash and cash equivalents	4,604,208	(2,449,278)

Cash and cash equivalents at beginning of year	6,053,484	8,502,762

Cash and cash equivalents at end of year	$10,657,692	$6,053,484

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$4,597,425	$4,457,914
Income taxes	570,184	517,149

Supplemental disclosure of non-cash investing activities
Transfer of loans from portfolio to held for sale		$3,670,761
Transfer of loans from held for sale to portfolio	$3,752,253

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include Valley Ridge Financial Corp., its wholly-owned subsidiary, Valley Ridge Bank, and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Investments, Inc., and Valley Ridge Financial Services, Inc., after elimination of significant intercompany transactions and accounts.

Nature of Operations: Valley Ridge Financial Corp. ("Corporation") is a regional, community-based financial institution, that owns all of the outstanding stock of Valley Ridge Bank ("Bank"). The Bank's loan and deposit accounts are primarily with customers located in Western Michigan, within the counties of Kent, Ottawa, Muskegon and Newaygo. The Bank also owns all of the outstanding stock of three subsidiaries, Valley Ridge Realty, Valley Ridge Investments, Inc., and Valley Ridge Financial Services, Inc. The primary business of these subsidiaries are real estate sales and insurance. Substantially all revenues are derived from banking products and services.

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

Cash Flows: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Other securities such as Federal Home Loan Bank stock are carried at cost. Gains and losses on the sales of securities available for sale are determined using the specific allocation method. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other Real Estate Owned: Real estate properties acquired in collection of a loan are recorded at fair value at acquisition. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses. The Corporation held approximately $51,000 and $662,000 of other real estate at December 31, 1999 and 1998.

Servicing Rights: Servicing rights represent the allocated cost of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Employee Benefits: The Corporation maintains a profit sharing 401(k) plan for substantially all employees. Effective October 1, 1999 the Bank and the Corporation merged the Employee Stock Ownership Plan into the profit sharing plan and moved sponsorship of the plan from the Bank to the Corporation. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. The Plan allows employee contributions up to 12% of employee compensation. Up to 6% of the contributions are matched at 50% by the Bank.

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

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share: Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Reclassifications: Some items in prior financial statements have been reclassified to conform with the current presentation.

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 2 - CASH AND DUE FROM BANKS

Minimum cash balances, which are based on the deposit levels of the Bank, are required to be maintained by the Federal Reserve as legal reserve requirements. Cash balances restricted from usage due to these requirements were approximately $696,000 and $690,000 at December 31, 1999 and 1998, respectively.

NOTE 3 - SECURITIES

The amortized cost and fair values of securities at year-end were as follows:

Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
1999
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$11,470,933		$(543,293)	$10,927,640
Obligations of states and
political subdivisions	17,709,935	$ 435,689	(333,171)	17,812,453
	29,180,868	435,689	(876,464)	28,740,093
Mortgage-backed securities	1,463,254	2,545	(52,087)	1,413,712

	$30,644,122	$ 438,234	$ (928,551)	$30,153,805

1998
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$ 8,115,226	$ 75,340	$ (2,807)	$ 8,187,759
Obligations of states and
political subdivisions	15,613,694	1,255,911	(1,527)	16,868,078
	23,728,920	1,331,251	(4,334)	25,055,837
Mortgage-backed securities	4,277,558	13,266	(51,799)	4,239,025

	$28,006,478	$1,344,517	$ (56,133)	$29,294,862

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 3 - SECURITIES (Continued)

Other Securities
	Cost 1999	Cost 1998

Federal Reserve stock	$ 180,000	$ 180,000
Federal Home Loan Bank stock	1,250,000	1,160,600
Farmer Mac stock	11,228	11,228

	$1,441,228	$1,351,828

The amortized cost and fair values of debt investment securities at year-end 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage-backed securities, are shown separately.
	Amortized Cost	Fair Values

Due in one year or less	$ 3,368,549	$ 3,267,762
Due after one year through five years	6,241,435	6,176,020
Due after five years through ten years	11,027,615	10,781,555
Due after ten years	8,543,269	8,514,756
	29,180,868	28,740,093
Mortgage-backed securities	1,463,254	1,413,712

	$30,644,122	$30,153,805

Gross realized gains from sales of securities available for sale were $22,729 and $182,493 for 1999 and 1998. Gross losses on those sales were $38,664 and $225 for 1999 and 1998.

Securities with a par value of approximately $400,000 were pledged to secure public deposits and for various other purposes as required or permitted by law at December 31, 1999 and 1998. Securities with a par value of $3,000,000 were pledged to secure short-term borrowings at December 31, 1999. Nonspecific securities were pledged to secure FHLB advances at December 31, 1999.

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 4 - LOANS

Year-end loans were as follows:
	1999	1998

Commercial	$ 47,298,861	$37,528,868
Residential real estate	44,352,431	38,062,631
Consumer	18,910,988	16,403,123
Agricultural	6,212,567	7,439,331

	$116,774,847	$99,433,953

Loans serviced for others were $18,535,487 and $16,670,404 at year-end 1999 and 1998, respectively.

Activity in the allowance for loan losses was as follows:
	1999	1998

Balance at beginning of year	$1,388,700	$1,186,772
Provision charged to operating expense	400,000	300,000
Recoveries on loans previously
charged to the allowance	38,225	43,612
Loans charged off	(207,237)	(141,684)

Balance at end of year	$1,619,688	$1,388,700

Impaired loans were as follows:
	1999	1998

Year-end loans with no allowance for loan losses allocated	$1,587,226	$166,317
Year-end loans with allowance for loan losses allocated	0	0
Amount of the allowance allocated	0	0

Average of impaired loans during the year	440,835	983,063
Interest income recognized during impairment	36,369	69,711
Cash basis interest income recognized	3,500	57,884

Nonperforming loans were as follows:
Loans past due over 90 days still on accrual	75,222	19,832
Nonaccrual loans	438,038	276,458

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 5 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment were as follows:
	Cost	Accumulated Depreciation	Carrying Value
1999
Land	$ 305,422		$ 305,422
Building and improvements	3,820,727	$ (763,982)	3,056,745
Furniture and equipment	4,262,741	(2,557,081)	1,705,660

	$8,388,890	$ (3,321,063)	$5,067,827
1998
Land	$ 305,422		$ 305,422
Building and improvements	5,678,703	$ (1,016,847)	4,661,856
Furniture and equipment	3,005,369	(2,250,766)	754,603

	$8,989,494	$ (3,267,613)	$5,721,881

NOTE 6 - DEPOSITS

Deposits at year-end are summarized as follows:
	1999	1998

Noninterest-bearing demand deposit accounts	$ 20,952,744	$ 20,473,900
Money market accounts	14,607,935	15,850,182
NOW and Super NOW accounts	10,227,546	10,953,463
Savings accounts	18,947,274	19,268,254
Certificates of deposit	54,576,197	53,036,952

	$119,311,696	$119,582,751

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 6 - DEPOSITS (Continued)

At year-end 1999 and 1998, stated maturities of all time deposits were as follows:
	1999	1998

In one year	$40,704,648	$37,766,111
In two years	6,749,791	6,428,237
In three years	5,940,216	3,194,754
In four years	707,789	3,367,580
In five years	409,160	2,245,053
Thereafter	64,593	35,217

	$54,576,197	$53,036,952

Time deposit accounts of $100,000 or more were $12,366,000 and $9,379,000 at year-end 1999 and 1998, respectively.

NOTE 7 - OTHER BORROWINGS

The Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):
Maturity Date	Interest Rate	1999	1998

February 1, 1999	5.23%(fixed)		$ 1,000,000
February 1, 1999	5.26 (fixed)		2,000,000
July 9, 1999	6.07 (fixed)		2,000,000
September 22, 1999	6.08 (fixed)		3,000,000
January 10, 2000	4.05 (variable)	$ 2,000,000
February 16, 2000	5.88 (variable)	3,000,000
March 6, 2000	5.88 (variable)	2,000,000
March 21, 2000	5.88 (variable)	3,000,000
April 24, 2000	5.90 (variable)	1,000,000
May 3, 2000	5.88 (variable)	3,000,000
June 6, 2000	5.88 (variable)	1,000,000
July 10, 2000	6.06 (variable)	2,000,000
December 2, 2002	5.94 (fixed)	5,000,000
October 22, 2003	5.12 (fixed)	3,000,000	3,000,000

		$25,000,000	$11,000,000

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 7 - OTHER BORROWINGS (Continued)

Each advance requires monthly interest payments at either fixed or adjustable rates. These advances were required to be collateralized by at least $40,000,000 and $17,600,000 of the Corporation's first mortgage loans under a blanket lien arrangement at December 31, 1999 and 1998, respectively.

NOTE 8 - FEDERAL INCOME TAXES

The provision for income taxes consists of:
	1999	1998

Current expense	$547,765	$559,129
Deferred benefit	(156,285)	(155,434)
	$391,480	$403,695

Year-end deferred tax assets and liabilities consist of:
	1999	1998
Deferred tax assets
Allowance for loan losses	$399,458	$320,922
Deferred loan fees	70,406	60,649
Deferred compensation	278,689	210,528
Core deposit amortization	21,056	27,576
Net unrealized depreciation on securities
available for sale	166,708
Other	17,687	17,778
	954,004	637,453

Deferred tax liabilities
Fixed assets	(199,572)	(201,952)
Net unrealized appreciation on securities available for sale		(438,051)
Accrual to cash		(23,777)
Other	(65,061)	(45,346)
	(264,633)	(709,126)

Net deferred tax asset (liability)	$689,371	$ (71,673)

No valuation allowance has been recorded against the deferred tax assets.

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 8 - FEDERAL INCOME TAXES (Continued)

The effective tax rate differs from the statutory federal income tax rate as follows:
	1999	1998

Statutory rates	$716,600	$690,495
Increase (decrease) from
Tax-exempt interest	(334,564)	(308,439)
Nondeductible interest expense	37,200	34,333
Income related to officers' life insurance	(25,943)	(17,735)
Other, net	(1,813)	5,041

Income tax expense	$391,480	$403,695

Effective tax rate	18.57%	19.88%

NOTE 9 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.
	1999	1998
Basic
Net income	$1,716,167	$1,627,173
Weighted average common shares outstanding	624,508	620,418

Basic earnings per common share	$ 2.75	$ 2.62

Diluted
Net income	$1,716,167	$1,627,173

Weighted average common shares outstanding
for basic earnings per common share	624,508	620,418
Add: Dilutive effect of assumed
exercises of stock options	489	123

Average shares and dilutive potential
common shares	624,997	620,541

Diluted earnings per common share	$ 2.75	$ 2.62

1,450 shares of unearned restricted stock were not considered in computing diluted earnings per common share for 1998 because they were antidilutive.

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a profit sharing 401(k) plan for substantially all employees. Effective October 1, 1999, the Employee Stock Ownership Plan was merged into the profit sharing plan and sponsorship of the Plan was moved from the Bank to the Corporation. Under the Plan, employees may make voluntary contributions based on a percentage of compensation. The Plan also allows the Corporation, at the discretion of the Board of Directors, to provide an annual contribution. The Corporation's profit sharing contribution to the Plan was $180,000 and $120,000 in 1999 and 1998. Additionally, the Corporation made 401(k) matching contributions to the Plan of $43,800 and $39,000 in 1999 and 1998. The Corporation made ESOP contributions totaling $0 in 1999 and $50,000 in 1998.

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

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

A summary of the activity in the plan is as follows:
		Stock Options		Restricted Stock
	Authorized	Options	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Balance outstanding
January 1, 1998	0
Authorized	30,000
Granted	(6,288)	3,388	$27.89	2,900	$27.89
Balance outstanding
December 31, 1998	23,712	3,388	27.89	2,900	27.89

Granted	(5,395)	2,695	35.00	2,700	35.00
Exercised		(3,563)	31.31
Forfeited	(50)			(50)	27.89

Balance outstanding
December 31, 1999	18,267	2,520	$30.66	5,550	$31.35

Options (shares) exercisable
(vested) at year-end		2,520	$30.66	3,080	$31.01

Compensation expense related to restricted stock awards was $55,059 and $40,440 for 1999 and 1998.

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 11 - STOCK INCENTIVE PLAN (Continued)

Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.
	1999	1998

Net income as reported	$1,716,167	$1,627,173
Pro forma net income	1,704,686	1,619,076

Basic earnings per share as reported	2.75	2.62
Pro forma basic earnings per share	2.73	2.61

Diluted earnings per share as reported	2.75	2.62
Pro forma diluted earnings per share	2.73	2.61

Weighted-average grant-date fair value per option	4.26	2.39

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:
	1999	1998

Risk-free interest rate	5.86%	5.65%
Expected option life	4 years	4 years
Expected stock price volatility	7.5%	3.87%
Dividend yield	2.67%	3.18%

NOTE 12 - DIRECTOR DEFERRED COMPENSATION PLAN

The Corporation instituted a Director Deferred Compensation Plan in 1994, whereby directors may periodically defer a portion of current compensation. The Corporation has committed to pay to the directors, or the directors' designated beneficiaries or survivors, the total amount of deferred compensation plus accumulated interest at or following retirement. The interest is added to the accumulated deferred compensation liability at a periodic compound rate. The agreement also addresses termination, disability or death prior to retirement. The Corporation purchased single premium universal life insurance policies in connection with the establishment of the plan. The cash surrender value of these policies as of December 31, 1999 and 1998 was $2,136,415 and $1,854,412, respectively, which was included in other assets. The compensation expense was $177,507 and $173,900 for 1999 and 1998, respectively. The portion of the compensation expense deferred for 1999 and 1998 was $161,807 and $160,800, respectively. The accrued deferred compensation liability was $730,952 and $569,145 as of December 31, 1999 and 1998, respectively.

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 13 - RELATED PARTIES

Certain directors and executive officers of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers of the Corporation. At December 31, 1999 and 1998, the Corporation had approximately $2,331,000 and $2,115,000 in outstanding loans to directors and executive officers. New loans and repayments were $1,517,000 and $1,301,000, respectively, during 1999.

Related party deposits totaled approximately $1,647,000 and $2,514,000 at year-end 1999 and 1998.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally not obtained for these financial instruments prior to their use, and many of the commitments were expected to expire without being used.

Commitments at year-end are as follows:
	1999	1998

Commitments to make loans	$2,473,000	$5,585,000
Commercial unused lines of credit	7,110,000	7,236,000
Consumer unused lines of credit	1,752,000	2,520,000
Standby letters of credit	194,000	45,000

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 14 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES
(Continued)

Substantially all of the commitments to make loans at December 31, 1999 were made at fixed rates ranging from 8.5% to 10.5%. These commitments generally have termination dates of one year or less and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

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

Financial instruments at year-end were as follows, in thousands:
	1 9 9 9		1 9 9 8
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(000's omitted)		(000's omitted)

Financial assets
Cash and short-term investments	$10,658	$10,658	$6,053	$6,053
Securities available for sale	30,154	30,154	29,295	29,295
Other securities	1,441	1,441	1,352	1,352
Loans held for sale			3,671	3,671
Loans - net	115,775	114,205	98,045	98,558
Accrued interest receivable	1,191	1,191	1,079	1,079

Financial liabilities
Deposit liabilities	119,312	119,431	119,583	120,145
Accrued interest payable	289	289	222	222
Short-term borrowings	6,775	6,775	1,204	1,204
Other borrowings	25,000	24,663	11,000	10,986

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

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

Actual capital levels (in millions) and minimum required levels for the Bank were:
	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
1999
Total capital (to risk weighted assets)
Consolidated	$16.2	13.6%	$9.5	8.0%	$11.9	10.0%
Bank	15.9	13.4	9.6	8.0	11.9	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	14.7	12.3	4.8	4.0	7.1	6.0
Bank	14.4	12.1	4.8	4.0	7.2	6.0
Tier 1 capital (to average assets)
Consolidated	14.7	9.1	6.5	4.0	8.1	5.0
Bank	14.4	8.9	6.5	4.0	8.1	5.0

1998
Total capital (to risk weighted assets)
Bank	$14.6	14.1%	$8.3	8.0%	$10.3	10.0%
Tier 1 capital (to risk weighted assets)
Bank	13.3	12.9	4.1	4.0	6.2	6.0
Tier 1 capital (to average assets)
Bank	13.3	9.1	5.9	4.0	7.3	5.0

The Corporation and the Bank were categorized as well capitalized at year end 1999 and 1998.

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 17 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
    CONDENSED FINANCIAL STATEMENTS
Following are condensed parent company only financial statements.

CONDENSED BALANCE SHEETS
	December 31,
	1999	1998
ASSETS
Cash	$ 315,382	$ 43,075
Investment in subsidiary	14,125,156	14,224,449
Other assets	122,473	216,953

Total assets	$14,563,011	$14,484,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities		$ 26
Shareholders' equity	$14,563,011	14,484,451

Total liabilities and shareholders' equity	$14,563,011	$14,484,477

CONDENSED STATEMENTS OF INCOME
	Years ended December 31,
	1999	1998
Income
Dividends from subsidiary	$ 735,000	$ 708,750
Other	9	38
Total income	735,009	708,788

Expenses
Other operating expenses	68,166	81,774

Income before income tax and equity in
undistributed net income of subsidiaries	666,843	627,014

Equity in undistributed net income of subsidiary	1,049,324	1,000,159

Net income	$1,716,167	$1,627,173

(Continued)

VALLEY RIDGE FINANCIAL CORP.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 17 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
     CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
	Years ended December 31,
	1999	1998
Operating activities
Net income	$1,716,167	$1,627,173
Adjustments to reconcile net income to
net cash from operating activities
Equity in undistributed net income of subsidiary	(1,049,324)	(1,000,159)
Change in other assets and liabilities	124,188	(26,251)
Net cash from operating activities	791,031	600,763

Financing activities
Dividends paid	(625,650)	(621,394)
Repurchase of common stock	(4,640)	(10,710)
Stock options exercised	111,566
Net cash from financing activities	(518,724)	(632,104)

Net change in cash	272,307	(31,341)

Cash at beginning of year	43,075	74,416

Cash at end of year	$315,382	$ 43,075

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

          Directors With Terms Expiring in 2000

          Jerome B. Arends (age 55) has been a director of the Corporation and/or Kent City since 1987. Mr. Arends was Chief Executive Officer and President of Ravenna Farm Equipment, Inc., a distributor of farm implements and equipment, until early 1999. Mr. Arends is Store Manager and a salesman for Kent Power Equipment, Inc., a distributor of farm equipment.

          K. Timothy Bull (age 52) has been a director of the Corporation and/or Kent City since 1993 and was also a director of the Corporation from 1988 until 1991. Mr. Bull is President and sole shareholder of Moon Lake Orchards, Inc., a producer of fruit.

          Richard L. Edgar (age 55) has been a director of the Corporation and/or Kent City since 1974. Mr. Edgar has been President and Chief Executive Officer of the Corporation since 1988, and President and Chief Executive Officer of the Bank (and, before the Consolidation, Kent City) since 1987. Prior to that, Mr. Edgar served Kent City in various management and other capacities since 1963. Mr. Edgar is also a director of West Shore Computer Services, Inc., a data processing company in which the Bank is a 20% shareholder.

          Fred J. Finkbeiner (age 70) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1965 until the Merger. In 1996, Mr. Finkbeiner retired as a Sales Manager at V & P Produce, a distributor of vegetables located in Grant, Michigan.

          Directors With Terms Expiring in 2001

          Gary Gust (age 55) has been a director of the Corporation and/or Kent City since 1991. Mr. Gust is President and sole shareholder of Gust Construction Company, a general contractor.

          Ronald L. Hansen (age 55) has been a director of the Corporation since the Merger and was a director of Community from 1990 until the Merger. Mr. Hansen has been Vice President of the Corporation since the Merger and a Senior Vice President of the Bank since the Consolidation. Prior to that, Mr. Hansen was Secretary of Community from 1994 until the Merger, President and Chief Executive Officer of Grant from 1994 until the Consolidation, a director of Grant from 1982 until the Consolidation and Vice President and Cashier of Grant from 1982 until 1994. Prior to that, Mr. Hansen served Grant in various management and other capacities since 1973.

          Robert C. Humphreys (age 61) has been a director of the Corporation and/or Kent City since 1988. Mr. Humphreys has been Chairman of the Board of the Corporation and the Bank (and, before the Consolidation, Kent City) since 1993. Mr. Humphreys owns and operates Humphreys Orchards, a producer of fruit.

          Ben J. Landheer (age 64) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1991 until the Merger. Mr. Landheer owns and operates Landheer Insurance Agency, an agent for insurance companies offering a broad range of insurance products.

          Directors With Terms Expiring in 2002

          Michael E. McHugh (age 50) has been a director of the Corporation and/or Kent City since 1989. Mr. McHugh is Secretary, Treasurer and Chief Financial Officer of the Corporation. Mr. McHugh has also been Executive Vice President of the Bank (and, before the Consolidation, Kent City) since 1987.

          Dennis C. Nelson (age 51) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1985 until the Merger. Mr. Nelson is a dentist practicing in Grant, Michigan.

          John J. Niederer (age 64) has been a director of the Corporation and/or Kent City since 1994. Mr. Niederer has been President and sole shareholder of Greenridge Fruit, Inc., a distributor of fruit, since 1990. Prior to that, Mr. Niederer was Vice President of Wm. Bolthouse Farms, Inc., a producer and distributor of vegetables.

          Paul K. Spoelman (age 64) has been a director of the Corporation and/or Kent City since 1994. Mr. Spoelman is an accountant with and founder of Spoelman, Hovingh & Feldt, Inc., an accounting firm.

          Donald Swanson (age 65) has been a director of the Corporation and/or Kent City since 1981. Mr. Swanson is Chairman and a majority shareholder of Swanson Pickle Co., Inc., a producer and distributor of pickles.

          Donald VanSingel (age 56) has been Vice Chairman and a director of the Corporation since the Merger and was Chairman of Community and/or Grant from 1982 until the Merger and a director of Community and/or Grant from 1973 until the Merger. Mr. VanSingel has been a consultant for Governmental Consultant Services, Inc. since 1993. Prior to that, Mr. VanSingel served in the Michigan House of Representatives.

          Executive Officers Who Are Not Directors

          Robert L. Karpinski (age 59) is Senior Vice President of the Bank and has served the Bank in various executive capacities since January 1985.

          As of the date of this Form 10-KSB, directors and officers of the Corporation and persons who beneficially own more than 10% of the outstanding shares of Valley Ridge Common Stock were not subject to the reporting obligations of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 10. Executive Compensation.

          The following table shows certain information concerning the compensation for services rendered during each of the three years in the period ended December 31, 1999, of the Chief Executive Officer of the Corporation and each executive officer of the Corporation who earned cash compensation in excess of $100,000 during 1999. Messrs. Edgar and McHugh were compensated by the Bank in the capacities indicated in the table.

SUMMARY COMPENSATION TABLE
		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary(1)	Bonus(2)	Restricted Stock Awards(3)	All Other Compensation(4)
Richard L. Edgar	1999	$142,250	$23,000	$28,000	$19,927
Director, President	1998	132,311	25,694	22,312	26,500
and Chief Executive	1997	123,510	32,900	--	25,801
Officer of the Corporation
and the Bank

Michael E. McHugh	1999	$ 98,450	$11,500	$21,000	$16,564
Director, Secretary,	1998	89,790	14,180	15,340	16,049
Treasurer and Chief	1997	88,050	19,740	--	15,406
Financial Officer of the
Corporation and Director
and Executive Vice
President of the Bank
____________________________

(1)	Includes compensation deferred under the Bank's Profit Sharing/401(k) Plan and director fees paid by the Bank and its predecessors.

(2)	Includes compensation deferred under the Bank's Profit Sharing/401(k) Plan.

(3)

The values of restricted stock awards reported in this column are calculated using the market price of Valley Ridge Common Stock on the date of grant. At December 31, 1999, each of the named executive officers held shares of restricted stock. Dividends will be paid on shares of restricted stock at the same rate dividends are paid on Valley Ridge Common Stock. The number of shares of restricted stock held by each named individual and the aggregate value of those shares (based on the market price of Valley Ridge Common Stock on December 31, 1999) at the end of the Corporation's fiscal year are set forth below:

	Number of Shares	Aggregate Value

Mr. Edgar	720	$28,800
Mr. McHugh	520	20,800

Awards of restricted stock vest as follows: 50% of the shares vest on the date of grant; 10% of the shares vest on each anniversary of the date of grant thereafter. In 1999 and 1998, respectively, Mr. Edgar was awarded 800 and 800 shares of restricted stock and Mr. McHutgh was awarded 600 and 550 shares of restricted stock

(4)

All other compensation for 1999 includes: (i) contributions by the Bank under the Profit Sharing/401(k) Plan; and (ii) amounts paid by the Bank for life insurance. The amounts included for each such factor for 1999 are:

	(i)	(ii)
Mr. Edgar	$18,818	$1,109
Mr. McHugh	16,211	353

          During 1999, the Bank compensated its directors at the rate of $3,800 per year and $400 per regular board meeting attended, except that the Chairman of the Board was paid $500 per meeting attended. Directors who were not executive officers of the Corporation or the Bank also received $125 per committee meeting attended. The Corporation has entered into deferred compensation agreements with some of its directors under which payments will be made to the directors after their retirement.

          Effective January 1, 1997, the Bank entered into Executive Employee Salary Continuation Agreements (the "Agreements") with each of the named executive officers. Under the Agreements, an executive officer is eligible to receive payment of a monthly retirement benefit from the Bank for 180 months following normal retirement date (age 65). An executive officer may retire early, after age 60, and receive a reduced benefit, or retire after age 65 and receive an increased benefit. If an executive officer terminates employment prior to early retirement, a vested benefit is payable. Vesting is based on five years of employment commencing January 1, 1997, with 100% vesting given upon death, disability or other involuntary termination of employment for reasons other than "cause." If a named executive officer dies before receiving the entire benefit, remaining payments will be made to a beneficiary. If the officer is terminated prior to early retirement, without "cause" but following a "change in control" of the Bank (as these terms are defined in the Agreements), the officer will receive the vested benefit plus payment of one year's salary. The monthly normal retirement benefit for each executive officer is $3,275 for Mr. Edgar and $758 for Mr. McHugh.

          Mr. Edgar and Mr. McHugh have employment agreements with the Corporation under which Mr. Edgar serves as President and Chief Executive Officer of the Corporation and the Bank, and Mr. McHugh serves as Secretary, Treasurer and Chief Financial Officer of the Corporation and as Executive Vice President of the Bank. Mr. Edgar's agreement provides for a minimum annual salary of $116,761, or any increased amount authorized by the board of directors, and Mr. McHugh's agreement provides for a minimum annual salary of $80,340, or any increased amount authorized by the board of directors. Both agreements provide for annual salary reviews and bonuses in the discretion of the board of directors. Both agreements provide that if the Corporation terminates the executive's employment other than for "cause" or due to the executive's extended "disability" (as those terms are defined in the agreements), or if the executive terminates the employment for "good reason" (as defined in the agreements), the executive will be entitled to severance pay consisting of continuation of his salary and benefits for the remaining term of his agreement. Severance pay would be reduced by the amount of any disability benefits received by the executive (other than benefits under a specifically identified disability insurance policy) and would also be reduced as much as necessary to avoid any part of the executive's compensation from the Corporation being classified as "excess parachute payments" under Section 280G of the Internal Revenue Code. Severance pay is subject to discontinuance if the executive materially competes with the Corporation. The term of Mr. Edgar's agreement is five years and extended one year on each anniversary of the effective date unless the board of directors gives written notice of its intention not to extend the term. The term of Mr. McHugh's agreement is five years.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth information concerning the number of shares of Valley Ridge Common Stock held as of December 31, 1999 by each shareholder who is known to the Corporation's management to have been the beneficial owner of more than 5% of the outstanding shares of Valley Ridge Common Stock as of that date:
	Amount and Nature of Beneficial Ownership of Valley Ridge Common Stock (1)
Name and Address of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership	Percent of Class

Robert C. Humphreys(3) 17660 Westbrook Drive Casnovia, MI 49318	22,210	20,482	42,692	6.8%

Valley Ridge Profit Sharing Plan Trust c/o Valley Ridge Bank 450 West Muskegon Avenue Kent City, MI 49330	--	58,037	58,037	9.2

Richard L. Edgar (4) 450 West Muskegon Avenue Kent City, MI 49330	34,109	--	34,109	5.4

__________________________
(Footnotes begin on page 45.)

          The following table shows certain information concerning the number of shares of Valley Ridge Common Stock held as of December 31, 1999, by each of the Corporation's directors, each of the named executive officers and all of the Corporation's directors and executive officers as a group:
	Amount and Nature of Beneficial Ownership of Valley Ridge Common Stock(1)
Name of Beneficial Owner	Sole Voting and Dispositive Power(3)	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership(3)	Percent of Class
Jerome B. Arends	9,276	6,715	15,991	2.5%
K. Timothy Bull	12,447	3,845	16,292	2.6
Richard L. Edgar	34,109(4)	--	34,109(4)	5.4
Fred J. Finkbeiner	553	6,282	6,835	1.2
Gary Gust	11,945	11,916	23,861	3.8
Ronald L. Hansen	3,111	--	3,111	*
Robert C. Humphreys	22,210	20,482	42,692	6.8
Ben J. Landheer	17,382	--	17,382	2.8
Michael E. McHugh	2,246(4)	9,821	12,067(4)	1.9
Dennis C. Nelson	1,664	--	1,664	*
John J. Niederer	--	3,131	3,131	*
Paul K. Spoelman	2,853	--	2,853	*
Donald Swanson	6,297	1,494	7,791	1.2
Donald VanSingel	--	5,573	5,573	*

All directors and executive officers as a group	128,239(4)	69,259	197,498(4)	31.3%
_________________________
*Less than 1%
(1)

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

(2)

These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust, or other contract or property right, and shares held by spouses and children over whom the listed person may have influence by reason of relationship.

(3)

These numbers include shares that may be acquired by the exercise of stock options granted under the Stock Incentive Plan of 1999 within 60 days. The number of shares subject to stock options for each listed individual is shown below:

Mr. Arends	--
Mr. Bull	245
Mr. Finkbeiner	553
Mr. Gust	553
Mr. Humphreys	--
Mr. Landheer	--
Mr. Nelson	308

Mr. Niederer	--
Mr. Spoelman	553
Mr. Swanson	308
Mr. VanSingel	--

All directors and executive officers as a group	2,520

(4)

Mr. Edgar and Mr. McHugh may be considered to have voting and/or dispositive control over 58,037 shares of Valley Ridge Common Stock held by the Valley Ridge Profit Sharing Plan Trust by reason of the capacities in which they serve at the Corporation and the Bank. The number of shares reported as beneficially owned by Mr. Edgar excludes, and Mr. Edgar disclaims beneficial ownership of, 35,928 shares of Valley Ridge Common Stock held by the Valley Ridge Profit Sharing Plan Trust. The number of shares reported as beneficially owned by Mr. McHugh excludes, and Mr. McHugh disclaims beneficial ownership of, 48,408 shares of Valley Ridge Common Stock held by the Valley Ridge Profit Sharing Plan Trust.

Item 12. Certain Relationships and Related Transactions.

          Directors and officers of the Corporation and their associates were customers of and had transactions with the Bank in the ordinary course of business between January 1, 1998, and March 28, 2000. It is anticipated that such transactions will take place in the future in the ordinary course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13. Exhibits and Reports on Form 8-K.

          Exhibits. The following exhibits are filed as part of this Form 10-KSB:
Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999. Here incorporated by reference.

3.2	Bylaws and Amendments. Previously filed as Exhibit 3(b) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

4.1	Form of Stock Certificate. Previously filed as Exhibit 4(a) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

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

10.2

Directors' Deferred Compensation Plan and Form of Directors' Deferred Compensation Agreement.* Previously filed as Exhibit 10(d) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

10.3	Employment Agreement with Ronald Hansen.* Previously filed as Exhibit 10.6 to the Corporation's Form 10-KSB filed March 31, 1997. Here incorporated by reference.

10.4	Employment Agreement with Michael McHugh.* Previously filed as Exhibit 10.6 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.5	Employment Agreement with Richard Edgar.* Previously filed as Exhibit 10.7 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.6	Form of Salary Continuation Agreement.* Previously filed as Exhibit 10.8 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.7	Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999. Here incorporated by reference.

21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998. Here incorporated by reference.

23	Consent of Independent Auditors.

24	Powers of Attorney.

27	Financial Data Schedule.

___________________________

*Management contract or compensatory plan or arrangement.

          The Corporation will furnish a copy of any exhibit listed above to any shareholder of the Corporation without charge upon written request to Michael E. McHugh, Secretary, Valley Ridge Financial Corp., 430 West Muskegon Avenue, Kent City, Michigan 49330.

          Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1999.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VALLEY RIDGE FINANCIAL CORP. (Registrant)

March 29, 2000	By	/s/Richard L. Edgar Richard L. Edgar President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 29, 2000	* Jerome B. Arends Director

March 29, 2000	* K. Timothy Bull Director

March 29, 2000	/s/Richard L. Edgar Richard L. Edgar President, Chief Executive Officer and Director (Principal Executive Officer)

March 29, 2000	* Fred J. Finkbeiner Director

March 29, 2000	* Gary Gust Director

March 29, 2000	* Ronald L. Hansen Director and Vice President

March 29, 2000	* Robert C. Humphreys Chairman of the Board and Director

March 29, 2000	* Ben J. Landheer Director

March 29, 2000	/s/Michael E. McHugh Michael E. McHugh Secretary and Treasurer and Director (Principal Financial and Accounting Officer)

March 29, 2000	* Dennis C. Nelson Director

March 29, 2000	* John J. Niederer Director

March 29, 2000	* Paul K. Spoelman Director

March 29, 2000	* Donald Swanson Director

March 29, 2000	* Donald VanSingel Director

*By /s/Richard L. Edgar Richard L. Edgar Attorney-in-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
EXHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy material has been sent to security holders as of the date of this Annual Report on Form 10-KSB. It is anticipated that an annual report and proxy materials will be sent to security holders after the date of this Annual Report on Form 10-KSB, which will be provided to the Commission when they are sent to security holders.

Exhibit Index
Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999. Here incorporated by reference.

3.2	Bylaws and Amendments. Previously filed as Exhibit 3(b) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

4.1	Form of Stock Certificate. Previously filed as Exhibit 4(a) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

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

10.2

Directors' Deferred Compensation Plan and Form of Directors' Deferred Compensation Agreement.* Previously filed as Exhibit 10(d) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

10.3	Employment Agreement with Ronald Hansen.* Previously filed as Exhibit 10.6 to the Corporation's Form 10-KSB filed March 31, 1997. Here incorporated by reference.

10.4	Employment Agreement with Michael McHugh.* Previously filed as Exhibit 10.6 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.5	Employment Agreement with Richard Edgar.* Previously filed as Exhibit 10.7 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.6	Form of Salary Continuation Agreement.* Previously filed as Exhibit 10.8 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.7	Stock Incentive Plan of 1999.* Previously filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1999. Here incorporated by reference.

21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998. Here incorporated by reference.

23	Consent of Independent Auditors.

24	Powers of Attorney.

27	Financial Data Schedule.

___________________________

*Management contract or compensatory plan or arrangement.