Form 10QSB
period 2000-03-31
VALLEY RIDGE FINANCIAL CORP
filed 2000-05-15
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[  ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________.

Commission File Number: 333-00724

VALLEY RIDGE FINANCIAL CORP.
 (Exact Name of Small Business Issuer as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization) 450 W. Muskegon Kent City, Michigan 49330 (Address of Principal Executive Offices)	38-2888214 (I.R.S. Employer Identification No.) (616) 678-5911 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X          No_____

There were 942,272 shares of Common Stock (no par value) outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format (check one): Yes ______      No    X

VALLEY RIDGE FINANCIAL CORP.
INDEX

PART 1.	Financial Information	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2000 (Unaudited) and December 31, 1999	3

	Condensed Consolidated Statements of Income -
	Three Months Ended March 31, 2000 (Unaudited)
	and March 31, 1999 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders' Equity -
	Year ended December 31, 1999 and Three Months
	Ended March 31, 2000 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2000 (Unaudited) and
	March 31, 1999 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2. Management's Discussion and Analysis or Plan of Operation	9

PART II.	Other Information

	Item 6. Exhibits and Reports on Form 8-K	11

SIGNATURES		12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2000	1999
	(Unaudited)
ASSETS
Cash and due from banks	$ 5,873,290	$ 10,657,692

Securities available for sale	29,791,418	30,153,805
Other securities	1,441,228	1,441,228

Total loans	117,015,400	116,774,847
Allowance for loan losses	(1,630,533)	(1,619,688)
	115,384,867	115,155,159
Premises and equipment - net	5,015,097	5,067,827
Other assets	4,553,217	4,405,829

Total assets	$ 162,059,117	$ 166,881,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$ 16,880,081	$ 20,952,744
Interest-bearing	101,578,751	98,358,952
	118,458,832	119,311,696

Securities sold under agreement to repurchase	1,726,133	4,975,085
Federal funds purchased	1,000,000	1,800,000
Other borrowings	25,000,000	25,000,000
Accrued expenses and other liabilities	1,248,309	1,231,748
Total liabilities	147,433,274	152,318,529

Shareholders' equity
Common stock, no par value: 2,000,000 shares
authorized; 942,272 and 943,005 shares outstanding
at March 31, 2000 and December 31, 1999	7,846,708	7,866,728
Retained earnings	7,345,387	7,098,379
Unearned restricted stock	(78,487)	(78,487)
Accumulated other comprehensive loss	(487,765)	(323,609)
Total shareholders' equity	14,625,843	14,563,011

Total liabilities and shareholders' equity	$ 162,059,117	$ 166,881,540

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	---Three Months Ended---
	March 31,	March 31,
	2000	1999
Interest income
Loans, including fees	$ 2,564,686	$ 2,261,569
Federal funds sold	10,162	4,335
Investment securities	483,408	465,949
	3,058,256	2,731,853
Interest expense
Deposits	920,231	897,250
Other	405,670	186,946
	1,325,901	1,084,196

Net interest income	1,732,355	1,647,657

Provision for loan losses	45,000	37,500

Net interest income after provision for loan losses	1,687,355	1,610,157

Other income
Service charges and other income	382,240	379,097

Other expense
Salaries and benefits	785,530	777,078
Occupancy	112,835	106,059
Furniture and fixtures	122,248	109,845
Other	554,098	441,355
	1,574,711	1,434,337

Income before federal income tax	494,884	554,917

Federal income tax expense	90,813	111,403

Net income	$ 404,071	$ 443,514

Basic and diluted earnings per share	$ 0.43	$ 0.47

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock	Retained Earnings	Unearned Restricted Stock	Accumulated Other Comprehensive Income	Shareholders' Equity
Balance, January 1, 1999	$7,666,697	$6,007,862	$(40,441)	$ 850,333	$14,484,451

Comprehensive income:
Net income		1,716,167			1,716,167
Change in net unrealized gain (loss)
on securities available for sale, net
of reclassification and tax effects				(1,173,942)	(1,173,942)
Total comprehensive income					542,225

Cash dividend		(625,650)			(625,650)

Issuance of restricted stock
awards (unearned)	93,105		(93,105)

Restricted stock awards earned			55,059		55,059

Stock options exercised	111,566				111,566

Stock repurchased	(4,640)				(4,640)

Balance, December 31, 1999	7,866,728	7,098,379	(78,487)	(323,609)	14,563,011

Comprehensive income:
Net income		404,071			404,071
Change in net unrealized gain (loss)
on securities available for sale, net
of reclassification and tax effects				(164,156)	(164,156)
Total comprehensive income					239,915

Cash dividend		(157,063)			(157,063)

Stock options exercised	8,940				8,940

Stock repurchased	(28,960)				(28,960)

Balance, March 31, 2000	$7,846,708	$7,345,387	$(78,487)	$ (487,765)	$14,625,843

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	----Three Months Ended----
	March 31,	March 31,
	2000	1999
Cash flows from operating activities
Net income	$ 404,071	$ 443,514
Adjustments to reconcile net income
to net cash from operating activities
Depreciation	121,035	120,064
Amortization of premiums and discounts on securities, net	5,775	34,957
Provision for loan losses	45,000	37,500
(Gain) loss on sale of loans	(1,775)	1,985
Loans originated for sale	(270,000)	(1,997,838)
Proceeds from loans sold	340,400	2,389,338
Net change in:
Other assets	(62,823)	(188,981)
Accrued interest payable and other liabilities	16,561	(704,255)
Net cash from operating activities	598,244	136,284

Cash flows from investing activities
Net change in loans	(343,333)	(268,427)
Proceeds from:
Sales of securities available for sale	30,000
Repayments and maturities of securities available for sale	77,891	589,667
Purchase of:
Securities available for sale		(4,960,000)
Premises and equipment, net	(68,305)	(107,080)
Net cash used in investing activities	(303,747)	(4,745,840)

Cash flows from financing activities
Net decrease in deposits	(852,864)	(2,239,518)
Net decrease in securities sold under agreements to repurchase	(3,248,952)	(684,820)
Net increase (decrease) in federal funds purchased	(800,000)	1,200,000
Advances from Federal Home Loan Bank	10,000,000	8,000,000
Payments on Federal Home Loan Bank advances	(10,000,000)	(3,000,000)
Stock options exercised	8,940
Shares repurchased	(28,960)
Dividends paid	(157,063)	(155,644)
Net cash from (used in) financing activities	(5,078,899)	3,120,018

Net change in cash and cash equivalents	(4,784,402)	(1,489,538)

Cash and cash equivalents at beginning of period	10,657,692	6,053,484

Cash and cash equivalents at end of period	$ 5,873,290	$ 4,563,946

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$ 1,308,001	$ 1,066,353
Income taxes	65,435	60,339

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION:

The unaudited financial statements for the three months ended March 31, 2000 and March 31, 1999 include the consolidated results of operations of Valley Ridge Financial Corp. ("Corporation") and its wholly-owned subsidiary, Valley Ridge Bank ("Bank") and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Investments, Inc., and Valley Ridge Financial Services, Inc. These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2000 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.	ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 2000:

Balance at January 1, 2000	$ 1,619,688
Provision for loan losses charged
to operating expense	45,000
Recoveries on loans previously charged
to the allowance	11,844
Losses charged off	(45,999)

Balance at March 31, 2000	$ 1,630,533

(Continued)

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	OTHER BORROWINGS

At March 31, 2000, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

Type	Interest Rate	Maturity Date	Amount

Variable	5.90%	April 24, 2000	$ 1,000,000
Variable	5.88	May 3, 2000	3,000,000
Variable	5.88	June 6, 2000	1,000,000
Variable	6.06	July 10, 2000	2,000,000
Variable	6.12	August 5, 2000	2,000,000
Variable	6.12	August 14, 2000	3,000,000
Variable	6.12	September 18, 2000	3,000,000
Fixed	5.94	December 2, 2002	5,000,000
Fixed	5.12	October 22, 2003	3,000,000
Fixed	5.83	January 12, 2010	2,000,000

			$ 25,000,000

Each advance requires monthly interest payments at either fixed or adjustable rates. The variable rate is based on the FHLB overnight rate and adjusts quarterly. These borrowings are collateralized by nonspecific loans within the mortgage portfolio and nonspecific qualifying securities within the securities portfolio up to the principal outstanding.

4.	EARNINGS PER COMMON SHARE:

Basic and diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 942,379 and 933,860 shares outstanding for the three months ended March 31, 2000 and 1999, respectively. All share amounts have been restated to reflect stock dividends and splits, including the April 26, 2000 three-for-two stock split.

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

Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Net Income: Valley Ridge reported net income of $404,071 or $0.43 per share for the first quarter of 2000 compared to $443,514 or $0.47 per share for the first quarter of 1999. The change was a result of increased interest expense and noninterest expense, offset by increases in interest income and noninterest income.

Net Interest Income: Net interest income increased $84,698 or 5.1% to $1,732,355 for the three-month period ended March 31, 2000 compared to the same period in 1999. The increase in net interest income is primarily attributable to an increase in loans of $240,533 and an increase in interest rates from March 31, 1999 to March 31, 2000.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within Valley Ridge's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision increased slightly to $45,000 for the three months ended March 31, 2000 compared to $37,500 for the same period in 1999. Net charge-offs were approximately $34,000 for the first quarter of 2000 compared to $36,000 for the first quarter of 1999. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

Noninterest Income: Noninterest income for the three months ended March 31, 2000 was approximately $382,000 as compared to $379,000 for the same period in 1999. The increase is attributable in part to an increase in ATM fees, as well as an increase due to profitability of the Bank's subsidiary, Valley Ridge Realty, Inc.

Noninterest Expense: The increase in noninterest income was offset by an increase in noninterest expense to approximately $1.6 million for the three months ended March 31, 2000 compared to $1.4 million for the same period in 1999. Salaries and benefits, the largest component of noninterest expense, increased 1.1% to $786,000 for the three months ended March 31, 2000 compared to $777,000 for the same period in 1999. Occupancy and furniture and fixture expenses increased approximately $19,000 to $235,000, due to increases in repairs and maintenance expense. The increase in other expenses of $113,000, or 25.6%, from $441,000 for the three months ended March 31, 1999 to $554,000 for the same period in 2000 is due to increases in supplies expense and professional fees.

Financial Condition, Liquidity, and Capital Resources

Total assets decreased approximately 2.9% or by $4.8 million to $162.1 million at March 31, 2000 compared to $166.9 million at December 31, 1999. Total liabilities decreased by 3.2% or by $4.9 million to $147.4 at March 31, 2000 compared to $152.3 million at December 31, 1999. Total shareholders' equity increased by approximately $63,000 to $14,625,843 at March 31, 2000. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts offset by an increase in the unrealized loss on securities available for sale.

Total loans remained relatively stable at $117.0 million. Deposits decreased by approximately $0.8 million or 0.7% to $118.5 million. The net loan to deposit ratio has remained relatively constant at approximately 97.4% and 96.5% for the periods ended March 31, 2000 and December 31, 1999, respectively. The allowance for loan losses has remained at a constant percentage level while maintaining a reserve of 1.39% of total loans.

Valley Ridge paid a dividend of $157,063 in the first quarter of 2000, compared to $155,644 in the first quarter of 1999. The Board of Directors approved a three-for-two stock split, payable on April 26, 2000.

Shareholders' equity as a percent of total assets was 9.0% at March 31, 2000 compared to 8.7% at December 31, 1999. Valley Ridge's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash and cash equivalents and investment securities totaled approximately $37.1 million at March 31, 2000, or about 22.9% of total assets. Deposits decreased 0.7% during the first quarter of 2000 and management believes its deposit base will remain a stable source of funds for the remainder of 2000. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank ("FHLB"). As of March 31, 2000 and December 31, 1999, Valley Ridge had outstanding advances from the FHLB totaling $25,000,000. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

PART II. OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K

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

Date: May 15, 2000 Date: May 15, 2000

VALLEY RIDGE FINANCIAL CORP.
Registrant

s/Richard L. Edgar

Richard L. Edgar, President and Chief
Executive Officer (Principal Executive Officer)

s/Michael McHugh
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