Form 10QSB
period 2000-06-30
VALLEY RIDGE FINANCIAL CORP
filed 2000-08-14
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No ____

There were 942,251 shares of Common Stock no par value outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format (check one): Yes ____ No   X

VALLEY RIDGE FINANCIAL CORP.
INDEX

PART 1.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2000 (Unaudited) and December 31, 1999	3

	Condensed Consolidated Statements of Income-
	Three and Six Months Ended June 30, 2000 (Unaudited) and
	June 30, 1999 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders'
	Equity-- Six Months Ended June 30, 2000 (Unaudited) and
	June 30, 1999 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2000 (Unaudited) and
	June 30, 1999 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2. Management's Discussion and Analysis or Plan of Operation	9

PART II.	OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders	11

	Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES		13

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Cash and due from banks	$6,607,128	$10,657,692

Securities available for sale	28,317,295	30,153,805
Other securities	1,502,368	1,441,228

Total loans	117,858,398	116,774,847
Allowance for loan losses	(1,631,255)	(1,619,688)
	116,227,143	115,155,159
Premises and equipment -net	5,012,905	5,067,827
Other assets	4,419,470	4,405,829

Total assets	$162,086,309	$166,881,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$19,103,949	$20,952,744
Noninterest-bearing	97,858,763	98,358,952
Interest-bearing	116,962,712	119,311,696

Securities sold under agreement to repurchase	1,530,194	4,975,085
Federal funds purchased	2,500,000	1,800,000
Other borrowings	24,750,000	25,000,000
Accrued expenses and other liabilities	1,483,493	1,231,748
Total liabilities	147,226,399	152,318,529

Shareholders' equity
Common stock, no par value; 2,000,000 shares
authorized; 942,251 and 943,005 shares outstanding
at June 30, 2000 and December 31, 1999 respectively	7,845,801	7,866,728
Retained earnings	7,751,714	7,098,379
Unearned compensation	(77,929)	(78,487)
Accumulated other comprehensive loss	(659,676)	(323,609)
Total shareholders' equity	14,859,910	$14,563,011

Total liabilities and shareholders' equity	$162,086,309	$166,881,540

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999

Interest income
Loans, including fees	$2,694,246	$2,361,313	$5,258,932	$4,622,882
Federal funds sold	333	1,471	10,495	5,806
Investment securities	502,595	481,277	986,003	947,226
	3,197,174	2,844,061	6,255,430	5,575,914
Interest expense
Deposits	938,654	866,745	1,858,885	1,763,995
Other	438,305	254,989	843,975	441,935
	1,376,959	1,121,734	2,702,860	2,205,930

Net interest income	1,820,215	1,722,327	3,552,570	3,369,984

Provision for loan losses	45,000	37,500	90,000	75,000

Net interest income after provision for loan losses	1,775,215	1,684,827	3,462,570	3,294,984

Other income
Service charges and other income	459,279	421,341	841,519	800,438

Other expense
Salaries and benefits	779,782	750,505	1,565,312	1,527,583
Occupancy	102,653	103,363	215,488	209,422
Furniture and fixtures	127,367	120,121	249,615	229,966
Other	558,327	494,691	1,112,425	936,046
	1,568,129	1,468,680	3,142,840	2,903,017

Income before federal income tax	666,365	637,488	1,161,249	1,192,405

Federal income tax expense	99,856	143,333	190,669	254,736

Net income	$566,509	$494,155	$970,580	$937,669
Comprehensive income (loss)	$394,598	$(154,971)	$634,513	$141,351

Basic and diluted earnings per share	$.60	$0.53	$1.03	$1.01
Diluted earnings per share	$.59	$0.53	$1.02	$1.01

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOMECHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock	Retained Earnings	Unearned Restricted Stock	Accumulated Other Comprehensive Income	Shareholders' Equity

Balance, January 1, 1999	$7,666,697	$6,007,862	$(40,441)	$ 850,333	$14,484,451

Comprehensive income:
Net income		937,669			937,669
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects				(796,318)	(796,318)
Total comprehensive income					141,351

Cash dividend		(311,287)			(311,287)

Balance, June 30, 1999	$7,666,697	$6,634,244	$(40,441)	$ 54,015	$14,314,515

Balance, January 1, 2000	$7,866,728	$7,098,379	$(78,487)	$(323,609)	$14,563,011

Comprehensive income:
Net income		970,580			970,580
Change in net unrealized gain
(loss) on securities available for
sale, net of reclassification and tax effects				$(336,067)	(336,067)
Total comprehensive income					634,513

Cash dividend		(317,245)			(317,245)

Restricted stock awards forfeited	(558)		558

Stock options exercised	8,591				8,591

Stock repurchased	(28,960)				(28,960)
Balance, June 30, 2000	$7,845,801	$7,751,714	$(77,929)	$ 659,676	$14,859,910

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,	June 30,
	2000	1999
Cash flows from operating activities
Net income	$970,580	$937,669
Adjustments to reconcile net income
to net cash from operating activities
Depreciation	243,995	237,108
Amortization of premiums and discounts on securities, net	15,706	64,100
Provision for loan losses	90,000	75,000
(Gain) loss on sale of securities	(5,486)	9,174
(Gain) loss on sale of loans	(4,005)	9,751
Gain on sale of fixed assets	(11,659)	(88,371)
Loans originated for sale	(730,700)	(3,598,938)
Proceeds from loans sold	801,100	3,990,438
Net change in:
Accrued interest receivable and other assets	159,484	(155,690)
Accrued expenses and other liabilities	251,745	(427,836)
Net cash from operating activities	1,780,760	1,052,405

Cash flows from investing activities
Net change in loans	(1,228,379)	(5,557,015)
Proceeds from:
Sales of securities available for sale	819,697	3,391,227
Repayments and maturities of securities available for sale	1,301,227	3,306,515
Sales of premises and equipment		437,002
Purchase of:
Securities available for sale	(803,566)	(8,496,650)
Federal Reserve Bank Stock	(61,400)
Premises and equipment	(177,414)
Net cash used in investing activities	(149,835)	(6,918,921)

Cash flows from financing activities
Net decrease in deposits	(2,348,984)	(2,858,121)
Net change in securities sold under agreement to repurchase	(3,444,891)
Advances from Federal Home Loan Bank	4,750,000	11,000,000
Repayment of Federal Home Loan Bank advances	(5,000,000)	(5,000,000)
Net increase in federal funds purchased	700,000	3,200,000
Stock options exercised	8,591
Shares repurchased	(28,960)
Dividends paid	(317,245)	(311,287)
Net cash from (used in) financing activities	(5,681,489)	6,030,592

Net change in cash and cash equivalents	(4,050,564)	164,076

Cash and cash equivalents at beginning of year	10,657,692	6,053,484

Cash and cash equivalents at end of period	6,607,128	$6,217,560

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$2,596,023	$2,199,368
Income taxes	232,243	267,702

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION:

The unaudited financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and June 30, 1999 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank") and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Investments, Inc., and Valley Ridge Financial Services, Inc. These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2000 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.	ALLOWANCE FOR LOAN LOSSES:

The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 2000:

Balance at January 1, 2000	$1,619,688
Provision for loan losses charged to
operating expense	90,000
Recoveries on loans previously charged
to the allowance	22,159
Loans charged off	(100,592)

Balance at June 30, 2000	$1,631,255

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	OTHER BORROWINGS:

At June 30, 2000, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

Type	Interest Rate	Maturity Date	Amount

Variable	6.30%	July 10, 2000	$2,000,000
Variable	6.67	August 14, 2000	3,000,000
Variable	6.67	September 5, 2000	2,000,000
Variable	6.67	September 18, 2000	3,000,000
Variable	6.67	October 23, 2000	1,000,000
Variable	6.67	October 30, 2000	2,750,000
Variable	6.67	December 4, 2000	1,000,000
Fixed	5.94	December 2, 2002	5,000,000
Fixed	5.12	October 22, 2003	3,000,000
Fixed	5.83	January 12, 2010	2,000,000

			$24,750,000

Each advance requires monthly interest payments at either fixed or adjustable rates. The variable rate is based on the FHLB overnight rate and adjusts quarterly. These borrowings are collateralized by nonspecific loans within the mortgage portfolio and nonspecific qualifiying securities within the securities portfolio up to the principal outstanding.

4.	EARNINGS PER COMMON SHARE:

Basic earnings and diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 942,321 and 929,969 shares outstanding for the six months ended June 30, 2000 and 1999, respectively. Earnings per share amounts are based on 942,243 and 929,969 shares outstanding for the three months ended June 30, 2000 and 1999, respectively. All share amounts have been restated to reflect stock dividends and splits, including the April 26, 2000 three-for-two stock split.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. (the "Corporation"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

Forward-Looking Statements:

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations:

Net Income: The Corporation reported net income of $566,509 or $.60 per share for the second quarter of 2000 compared to $494,155 or $.53 per share for the second quarter of 1999. Year-to-date net income was $970,580 or $1.03 per share for 2000 compared to $937,669 or $1.01 per share for 1999. The improvement was primarily a result of improved net interest income, partially offset by an decrease in noninterest income and increased in noninterest expense.

Net Interest Income: Net interest income increased $183,000 or 5.4% for the six-month period ended June 30, 2000 and $98,000 or 5.7% to $1,820,215 for the three-month period ended June 30, 2000 compared to the same periods in 1999. The increase in net interest income is primarily attributable to an increase in gross loans of $636,050 and an increase in interest rates from June 30, 1999 to June 30, 2000.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision increased slightly to $90,000 for the six months ended June 30, 2000 and $45,000 for the three months ended June 30, 2000 compared to $75,000 for the six months ended June 30, 1999 and $37,500 for the three months ended June 30, 1999. Net charge-offs were approximately $44,000 for the second quarter of 2000 compared to net charge-offs of $35,727 for the same period in 1999. Net charge-offs year-to-date were $78,433 as of June 30,  2000 compared to net charge-offs of $73,199 for the same period in 1999. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

Noninterest Income: Noninterest income for the three months ended June 30, 2000 was approximately $415459,000 as compared to approximately $420421,000 for the same period in 1999. Noninterest income for the six months ended June 30, 2000 slightly decreased increased to approximately $797842,000 from approximately $800,000 at June 30, 1999. The decrease is attributable in part to lower than expected gains from loan sales.The increase is attributable in part to an increase in ATM fees, as well as an increase due to profitability of the Bank's subsidiary, Valley Ridge Realty, Inc.

Noninterest Expense: Noninterest expense increased to approximately $1.52 6 million and $3.10 million for the three and six months ended June 30, 2000 compared to approximately $1.47 5 million and $2.9 million for the same periods in 1999. Salaries and benefits increased 4% from $750,505 for the three months ended June 30, 1999 to $779,782 for the same period in 2000, and increased 2.5% from $1,527,583 for the six months ended June 30, 1999 to $1,565,312 for the same period in 2000. Furniture and fixtures expenses increased approximately $1720,000 to $247,2229,615 at for the six months ended June 30, 2000 due to the purchase of a new file server in Marchduring 2000. Other expenses increased from $936,046 for the six months ended June 30, 1999 to $1,070,293112,425 for the same period in 2000, due to increases in supplies expense and professional fees.

Financial Condition, Liquidity, and Capital Resources:

Total assets decreased 2.9% or $4.8 million to approximately $162.1 million at June 30, 2000 compared to approximately $166.9 million at December 31, 1999. Total liabilities decreased 3.3% or $5.1 million to approximately $147.2 million at June 30, 2000 compared to approximately $152.3 million at December 31, 1999. Total stockholders' shareholders' equity increased by approximately $297,000 to $14,859,910 at June 30, 2000. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts offset by an increase in the unrealized loss on securities available for sale.

Total loans increased approximately $1.08 million or 1% to approximately $117.9 million at June 30, 2000. Deposits decreased approximately $2.3 million or 2.0% to approximately $117 million at June 30, 2000. The net loan to deposit ratio increased to 99.34% at June 30, 2000 from 96.5% at December 31, 1999. The allowance for loan losses increased approximately $12,000 at during the first six months of June 30, 2000, while maintaining a reserve of 1.038% of outstanding loans.

The Corporation paid dividends of $317,245 during the six months ended June 30, 2000, compared to $311,287 paid during the same period in 1999. The Board of Directors approved a three-for-two stock split, which was paid on April 26, 2000.

Shareholders' equity as a percent of total assets was 9.17% at June 30, 2000 compared to 8.73% at December 31, 1999. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Board of Governors of the Federal Reserve SystemFederal Reserve Board.

Total cash and cash equivalents and investment securities totaled approximately $36.4 million at June 30, 2000 or about 18.422.5% of total assets. Deposits decreased 2.0% during the first six months of 2000, but management believes its deposit base will remain a stable source of funds for the remainder of 2000. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank (FHLB). As of June 30, 2000, the Corporation had outstanding advances from the FHLB totaling $24.75 million. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 2, 2000, the Corporation held its 2000 Annual Meeting of Shareholders. The purpose of the meeting was to elect four directors for three-year terms expiring in 2003.

Four candidates nominated by management were elected by the shareholders to serve as directors of the Corporation at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Shares	Votes

Jerome B. Arends	For	499,530
	Authority Withheld	1,908
	Broker Non-Votes	0

K. Timothy Bull	For	499,530
	Authority Withheld	1,908
	Broker Non-Votes	0

Richard L. Edgar	For	499,548
	Authority Withheld	1,890
	Broker Non-Votes	0

Paul K. Spoelman	For	499,105
	Authority Withheld	2,333
	Broker Non-Votes	0

The following persons remained as directors of the Corporation with terms expiring in 2002: Michael E. McHugh, Dennis C. Nelson, John J. Niederer, Donald Swanson, and Donald VanSingle. The following persons remained as directors of the Corporation with terms expiring in 2001: Gary Gust, Ronald L. Hansen, Robert C. Humphreys, and Ben J. Landheer.

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

Date: August 14, 2000	VALLEY RIDGE FINANCIAL CORP. Registrant s/Richard L. Edgar Richard L. Edgar, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2000	s/Michael McHugh Michael McHugh, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.

27	Financial Data Schedule.