Form 10QSB
period 2000-09-30
VALLEY RIDGE FINANCIAL CORP
filed 2000-11-14
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-00724

VALLEY RIDGE FINANCIAL CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2888214 (I.R.S. Employer Identification No.)

450 W. Muskegon Kent City, Michigan 49330 (Address of Principal Executive Offices)	(616) 678-5911 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X         No____

There were 944,912 shares of Common Stock (no par value) outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format (check one): Yes_____    No    X

VALLEY RIDGE FINANCIAL CORP.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets -
	September 30, 2000 (Unaudited) and December 31, 1999	3

	Condensed Consolidated Statements of Income-
	Three and Nine Months Ended September 30, 2000 (Unaudited) and
	September 30, 1999 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2000 (Unaudited) and
	September 30, 1999 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	8

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Cash and due from banks	$ 7,557,274	$ 10,657,692
Federal funds sold	1,300,000	0
Cash and cash equivalents	8,857,274	10,657,692

Securities available for sale	30,019,638	30,153,805
Other securities	1,502,368	1,441,228

Total loans	120,295,248	116,774,847
Allowance for loan losses	(1,639,422)	(1,619,688)
	118,655,826	115,155,159
Premises and equipment - net	4,902,726	5,067,827
Other assets	4,121,280	4,405,829

Total assets	$168,059,112	$166,881,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$ 20,698,055	$ 20,952,744
Noninterest-bearing	104,283,004	98,358,952
Interest-bearing	124,981,059	119,311,696

Securities sold under agreement to repurchase	1,549,867	4,975,085
Federal funds purchased	0	1,800,000
Other borrowings	24,750,000	25,000,000
Accrued expenses and other liabilities	1,150,883	1,231,748
Total liabilities	152,431,809	152,318,529

Shareholders' equity
Common stock, no par value; 2,000,000 shares
authorized; 944,912 and 943,005 shares outstanding
at September 30, 2000 and December 31, 1999
respectively	7,917,009	7,866,728
Retained earnings	8,024,205	7,098,379
Unearned compensation	(116,760)	(78,487)
Accumulated other comprehensive loss	(197,151)	(323,609)
Total shareholders' equity	15,627,303	14,563,011

Total liabilities and shareholders' equity	$168,059,112	$166,881,540

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

Interest income
Loans, including fees	$2,786,823	$2,495,729	$8,045,755	$7,118,611
Federal funds sold	19,380	826	29,875	6,632
Investment securities	462,462	474,240	1,448,465	1,421,465
	3,268,665	2,970,795	9,524,095	8,546,708
Interest expense
Deposits	1,069,125	873,949	2,928,010	2,637,944
Other	456,944	302,720	1,300,919	744,655
	1,526,069	1,176,669	4,228,929	3,382,599

Net interest income	1,742,596	1,794,126	5,295,166	5,164,109

Provision for loan losses	45,000	37,500	135,000	112,500

Net interest income after provision for loan losses	1,697,596	1,756,626	5,160,166	5,051,609

Other income
Service charges and other income	413,299	319,976	1,233,668	1,050,970
Gain (loss) on sales of investment securities	0	494	5,486	(8,680)
Gain on sale of fixed assets	0	5,000	11,659	93,371
Gain (loss) on sale of loans	12,573	(695)	16,578	(10,446)
	425,872	324,775	1,267,391	1,125,215
Other expense
Salaries and benefits	847,664	754,432	2,412,976	2,282,014
Occupancy	117,040	95,201	332,528	304,624
Furniture and fixtures	133,704	119,919	383,319	349,885
Other	489,610	571,974	1,602,035	1,508,021
	1,588,018	1,541,526	4,730,858	4,444,544

Income before federal income tax	535,450	539,875	1,696,699	1,732,280

Federal income tax expense	102,324	124,245	292,993	378,981

Net income	$433,126	$415,630	$1,403,706	$1,353,299
Comprehensive income	$895,651	$277,193	$1,530,164	$418,544

Basic earnings per share	$0.46	$0.44	$1.49	$1.43
Diluted earnings per share	$0.46	$0.44	$1.48	$1.43

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities
Net income	$1,403,706	$1,353,299
Adjustments to reconcile net income
to net cash from operating activities
Depreciation	368,532	349,832
Amortization of:
Premiums and discounts on securities, net	25,382	78,675
Goodwill and other intangibles	11,725	3,580
Provision for loan losses	135,000	112,500
(Gain) loss on sale of securities	(5,486)	8,680
(Gain) loss on sale of loans	(16,578)	10,446
Gain on sale of fixed assets	(11,659)	(93,371)
Loans originated for sale	1,225,200	(3,851,988)
Proceeds from loans sold	(1,312,178)	4,243,488
Net change in:
Accrued interest receivable and other assets	207,679	(518,713)
Accrued expenses and other liabilities	(65,663)	(429,257)
Net cash from operating activities	1,965,660	1,267,171

Cash flows from investing activities
Net change in loans	(3,532,111)	(11,253,498)
Proceeds from:
Sales of securities available for sale	789,698	4,393,677
Repayments and maturities of securities available for sale	1,358,343	3,577,390
Premises and equipment	0	318,637
Purchase of:
Premises and equipment	(191,772)	0
Securities available for sale	(1,903,307)	(10,846,787)
Net cash used in investing activities	(3,479,149)	(13,810,580)

Cash flows from financing activities
Net decrease in deposits	5,669,363	(3,933,231)
Advances from Federal Home Loan Bank	14,750,000	19,000,000
Payment on Federal Home Loan Bank advance	(15,000,000)	(8,000,000)
Net change in federal funds purchased	(1,800,000)	6,800,000
Net change in securities sold under agreement to repurchase	(3,425,218)	(133,936)
Shares repurchased	(28,960)	0
Proceeds from the sale of stock	25,766	111,565
Dividends paid	(477,880)	(468,476)
Net cash from (used in) financing activities	(286,929)	13,375,922

Net change in cash and cash equivalents	(1,800,418)	832,512

Cash and cash equivalents at beginning of year	10,657,692	6,053,484

Cash and cash equivalents at end of period	$8,857,274	$6,885,996

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$4,277,071	$3,373,536
Income taxes	317,564	480,339

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION:

The unaudited financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and September 30, 1999 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank") and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Investments, Inc., and Valley Ridge Financial Services, Inc. These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended September 30, 2000 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.	ALLOWANCE FOR LOAN LOSSES:

The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30, 2000:

Balance at January 1, 2000	$1,619,688
Provision for loan losses charged to
operating expense	135,000
Recoveries on loans previously charged
to the allowance	34,886
Loans charged off	(150,152)

Balance at September 30, 2000	$1,639,422

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	OTHER BORROWINGS:

At September 30, 2000, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

Type	Interest Rate	Maturity Date	Amount

Variable	6.67%	October 23, 2000	$1,000,000
Variable	6.67	October 30, 2000	2,750,000
Variable	6.67	December 4, 2000	1,000,000
Variable	6.67	January 1, 2001	2,000,000
Variable	6.67	February 12, 2001	3,000,000
Variable	6.67	March 5, 2001	2,000,000
Variable	6.67	March 19, 2001	3,000,000
Fixed	5.94	December 2, 2002	5,000,000
Fixed	5.12	October 22, 2003	3,000,000
Fixed	5.83	January 12, 2010	2,000,000

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

Basic earnings and diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 943,039 and 943,179 shares outstanding for the nine months ended September 30, 2000 and 1999, respectively. Earnings per share amounts are based on 944,459 and 943,179 shares outstanding for the three months ended September 30, 2000 and 1999, respectively. All share amounts have been restated to reflect stock dividends and splits, including the April 26, 2000 three-for-two stock split.

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

Results of Operations

Net Income: The Corporation reported net income of $433,126 or $0.46 per share for the third quarter of 2000 compared to $415,630 or $0.44 per share for the third quarter of 1999. Year-to-date net income was $1,403,706 or $1.49 per share for 2000 compared to $1,353,299 or $1.43 per share for 1999. The improvement for the nine months ended September 30, 2000 was primarily a result of improved net interest income and an increase in noninterest income, offset by an increase in noninterest expense.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities.

	Nine month period ended September 30,
	2000			1999
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Total securities	$31,558,520	$1,448,465	6.12%	$31,332,725	$1,421,465	6.05%
Loans (1)	118,090,938	8,045,755	9.08	108,225,892	7,118,611	8.77
Federal funds sold	650,000	29,875	6.13	160,776	6,632	5.50
Total earning assets	150,299,457	9,524,095	8.45	139,719,393	8,546,708	8.16

Nonaccrual loans	444,110			242,229

Less allowance for
loan losses	(1,629,555)			(1,382,581)
Cash and due from banks	9,107,483			6,219,740
Other nonearning assets	9,248,832			9,748,940

Total assets	$167,470,326			$154,547,721

Total interest-bearing
deposits	$101,320,978	$2,928,010	3.85%	$97,380,321	$2,637,944	3.61%
Other borrowings	29,037,476	1,300,919	5.97	21,037,046	744,655	4.72
Total interest-bearing
liabilities	130,358,454	4,228,929	4.33	118,417,367	3,382,599	3.81

Demand deposits	20,825,400			20,235,815
Other liabilities	1,191,315			1,438,940
Total liabilities	152,375,169			140,092,122
Average equity	15,095,157			14,455,599

Total liabilities and
equity	$167,470,326			$154,547,721

Net interest income		$5,295,166			$5,164,109
Rate spread			4.12%			4.35%
Net interest margin			4.70%			4.93%

(1)	Average outstanding balances exclude non-accruing loans.

Net Interest Income: Net interest income increased $131,057 or 2.5% for the nine-month period ended September 30, 2000 and decreased $51,530 or 2.9% for the three-month period ended September 30, 2000 compared to the same periods in 1999. The increase in net interest income for the nine months ended September 30, 2000 is primarily attributable to an increase in gross loans and an increase in interest rates from September 30, 1999 to September 30, 2000. Net interest margin has declined 23 basis points in comparison to 1999 due to increased competition for loan and deposit accounts, and an increase in the cost of borrowed money.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision increased slightly to $135,000 for the nine months ended September 30, 2000 and $45,000 for the three months ended September 30, 2000 compared to $112,500 for the nine months ended September 30, 1999 and $37,500 for the three months ended September 30, 1999. Net charge-offs were approximately $37,000 for the third quarter of 2000 compared to net charge-offs of $51,000 for the same period in 1999. Net charge-offs year-to-date were approximately $115,000 as of September 30, 2000 compared to net charge-offs of $125,000 for the same period in 1999. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

	As of and for the nine month period ended September 30,
	2000	1999

Balance at beginning of year	$1,619,688	$1,388,700
Provision charged to operating expense	135,000	112,500

Recoveries on loans previously charged to the allowance	34,886	33,077
Loans charged off	(150,152)	(157,815)
Net charge offs	(115,266)	(124,738)

Balance at end of year	$1,639,422	$1,376,462

Allowance for loan losses as a percentage of
total loans at end of period	1.36%	1.25%
Ratio of net charge-offs to average total loans outstanding
during the period	.0010	.0011

Noninterest Income: Noninterest income for the three months ended September 30, 2000 was approximately $426,000 as compared to approximately $325,000 for the same period in 1999. Noninterest income for the nine months ended September 30, 2000 slightly increased to approximately $1,267,000 from approximately $1,125,000 at September 30, 1999. The increase is attributable in part to an increase in ATM fees, as well as an increase due to profitability of the Bank's subsidiary, Valley Ridge Realty, Inc.

Noninterest Expense: Noninterest expense increased to approximately $1.6 million and $4.7 million for the three and nine months ended September 30, 2000, respectively, compared to approximately $1.5 million and $4.4 million for the same respective periods in 1999. Salaries and benefits increased 12.4% from $754,432 for the three months ended September 30, 1999 to $847,664 for the same period in 2000, and increased 5.7% from $2,282,014 for the nine months ended September 30, 1999 to $2,412,976 for the same period in 2000. The increase in salaries and benefits reflects annual salary increases and additional employees. Furniture and fixtures expense increased approximately $33,000 to $383,000 for the nine months ended September 30, 2000 due to the purchase of a new file server during 2000. Other expenses increased from $1,508,021 for the nine months ended September 30, 1999 to $1,602,035 for the same period in 2000, due to increases in supplies expense and professional fees.

Financial Condition, Liquidity, and Capital Resources

Total assets increased 0.7% or $1.2 million to approximately $168.1 million at September 30, 2000 compared to approximately $166.9 million at December 31, 1999. This growth is attributable primarily to growth in the loan portfolio which was funded by deposit growth during 2000. The growth was partially due to the Bank benefiting from consolidation of major regional banks in some of its markets in addition to the Bank's continued marketing efforts. Total liabilities increased 0.07% or $0.1 million to approximately $152.4 million at September 30, 2000 compared to approximately $152.3 million at December 31, 1999. Total shareholders' equity increased by approximately $1,064,000 to $15,627,303 at September 30, 2000. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts and a decrease in the unrealized loss on securities available for sale.

Total loans increased approximately $3.5 million or 3.0% to approximately $120.3 million at September 30, 2000. Deposits increased approximately $5.7 million or 4.8% to approximately $125.0 million at September 30, 2000. The overall impact of these two changes was a decrease in the net loan to deposit ratio to 95% at September 30, 2000 from 97% at December 31, 1999.

The Corporation paid dividends of $477,880 during the nine months ended September 30, 2000, compared to $468,476 paid during the same period in 1999. The Board of Directors approved a three-for-two stock split, payable on April 26, 2000.

Shareholders' equity as a percent of total assets was 9.3% at September 30, 2000 compared to 8.7% at December 31, 1999. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash, cash equivalents and investment securities totaled $40,379,280 and $42,252,725 at September 30, 2000 and December 31, 1999, respectively, or 24.0% and 25.3% of total assets, respectively. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Bank has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Repurchase agreements totaled $1,549,867 and $4,975,085 at September 30, 2000 and December 31, 1999, respectively.

The Corporation had $24,750,000 and $25,000,000 in advances from the Federal Home Loan Bank at September 30, 2000 and December 31, 1999, respectively. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and nonspecific qualifying securities within the securities portfolio.

Impact of Inflation and Changing Prices

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

Date: November 13, 2000	VALLEY RIDGE FINANCIAL CORP. (Registrant) s/Richard L. Edgar Richard L. Edgar, President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2000	s/Michael McHugh Michael McHugh, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.

27	Financial Data Schedule.