Form 10KSB40
period 2000-12-31
VALLEY RIDGE FINANCIAL CORP
filed 2001-04-02
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________ to _____________________

Commission File Number: 333-00724

VALLEY RIDGE FINANCIAL CORP.
(Name of Small Business Issuer in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2888214 (I.R.S. Employer Identification No.)

450 West Muskegon Avenue Kent City, Michigan (Address of Principal Executive Offices)	49330 (Zip Code)

(616) 678-5911
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   X       No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2000, were $14,520,529.

As of February 14, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $16,924,656. This amount is based on the sale price of $28.00 per share for the registrant's stock as of such date.

As of March 5, 2001, the registrant had outstanding 946,985 shares of common stock.

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

PART I

Item 1.  Description of Business.

          Valley Ridge Financial Corp. (the "Corporation") is a Michigan bank holding corporation with its headquarters in Kent City, Michigan. The Corporation was formed on May 20, 1988. The Corporation is the parent company of Valley Ridge Bank, a Michigan banking corporation. Valley Ridge Bank is the Corporation's only subsidiary. Valley Ridge Bank owns a 20% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm and owns 100% of the outstanding shares of Valley Ridge Mortgage Company, a company that holds a 6% interest in a title company, Valley Ridge Realty, Inc., a real estate brokerage company, and Valley Ridge Financial Services, Inc., an insurance agency.

          On July 1, 1996, Community Bank Corporation ("Community") merged with and into the Corporation (the "Merger"). The then-shareholders of Community received shares of common stock of the Corporation ("Valley Ridge Common Stock") for the shares of common stock of Community that they held, in addition to cash in lieu of fractional shares. The Merger was treated as a pooling of interests for accounting purposes and the assets and liabilities of Community were carried forward in the Corporation's accounts.

          Effective at the close of business on December 6, 1996, the Corporation's two subsidiary banks, The Grant State Bank ("Grant") and Kent City State Bank ("Kent City"), were consolidated into a single banking corporation (the "Consolidation"). The purpose of the Consolidation was to allow the Corporation to further realize operational efficiencies and provide more consistent and improved service to the market areas that the Corporation had been servicing. The Consolidation resulted in a single bank named "Valley Ridge Bank" (the "Bank"). On December 31, 2000, the Bank had assets totaling $169.6 million, deposits of $122.9 million and shareholders' equity of $16.4 million.

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

          Banks and bank holding companies are extensively regulated. The Bank is chartered under state law and is supervised, examined and regulated by both the Division of Financial Institutions of the Michigan Office of Financial and Insurance Services ("OFIS") and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation is regulated by the Federal Reserve Board. Deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law.

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

          Bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Banks may also establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

          Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner of OFIS, (i)  acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (ii) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (iii) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (iv) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (v) establishment by foreign banks of branches located in Michigan.

          The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") largely removed the restrictions that previously prevented affiliations among banks, securities firms, and insurance companies and provides for a system of functional regulation of the financial services industry. Among other provisions, the GLB Act:

•	repeals the restrictions on banks affiliating with securities firms contained in the depression-era Glass-Steagall Act.

•

creates a new "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complementary" to financial activities, a category to be defined by regulation, are also authorized for financial holding companies.

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

Although the GLB Act repealed certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the GLB Act's purposes, certain details of implementing the changes authorized by the GLB Act will be the subject of the regulations to be adopted in the future by the Federal Reserve Board, the Securities and Exchange Commission, and other federal agencies.

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

          The Corporation and the Bank employed approximately 101 persons (82 persons on a full-time equivalent basis) at December 31, 2000.

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

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

          There is no established public trading market for Valley Ridge Common Stock. Transactions in Valley Ridge Common Stock are occasionally effected by individuals on an informal basis. Some transactions are effected through the involvement of local brokerage firms. The prices at which such transactions are effected are only occasionally reported to the Corporation. As of December 31, 2000, there were approximately 495 record holders of shares of Valley Ridge Common Stock.

          The Corporation has paid regular cash dividends since June 30, 1989. The following table summarizes the quarterly cash dividends paid to common shareholders during the last two full years (adjusted to reflect the 3-for-2 stock split paid in 2000):

Quarter	1999	2000
1st	$ .167	$ .16
2nd	.167	$ .17
3rd	.167	$ .17
4th	.167	$ .18
Total	$ .67	$ .68

          Holders of Valley Ridge Common Stock are entitled to receive dividends when, as and if declared by the Corporation's board of directors out of funds legally available for that purpose. The earnings of the Corporation, through dividends paid by the Bank, are the principal source of funds to pay cash dividends. Consequently, cash dividends are dependent upon the earnings, capital needs, regulatory constraints and other factors affecting the Corporation. Federal and state banking laws and regulations place certain restrictions on the amount of dividends and loans that a bank can pay or make to its parent company. These restrictions are not expected to prohibit the Corporation from continuing its normal dividend policy.

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

Twelve Months Ended December 31, 2000 and 1999.

Results of Operations:  The Corporation reported net income of $1,821,967 or $1.93 basic and diluted earnings per share for 2000. This was 6.2% higher than the $1,716,167, or $1.83 per share, earned in 1999. The increase in net income was primarily a result of a decrease in the provision for loan losses of $210,000, and marginal increases in net interest and noninterest income offset by an increase of approximately $277,000 in noninterest expense.

During the year ended December 31, 2000, interest rates trended upward for much of the year. As a result of the Bank's sensitivity to rising rates, net interest income was negatively impacted by the rising rate environment, which was offset with the growth in average assets. The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities.

	Years ended December 31,
	2 0 0 0			1 9 9 9
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Taxable investment
securities	$13,693,067	$972,649	7.10%	$15,934,699	$972,049	6.10%
Tax-exempt securities (1)	17,408,135	1,457,495	8.37	16,898,875	1,416,435	8.38
Total securities	31,101,202	2,430,144	7.81	32,833,574	2,388,484	7.27
Loans (1)(2)(3)	117,936,967	10,904,832	9.25	108,125,222	9,851,681	9.11
Federal funds sold	615,027	38,223	6.21	209,315	10,968	5.24
Total earning assets	149,653,196	13,373,199	8.94	141,168,111	12,251,133	8.68

Nonaccrual loans	424,464			262,702

Less allowance for
loan losses	(1,640,198)			(1,399,268)
Cash and due from banks	6,042,592			5,682,608
Other nonearning assets	9,029,041			9,657,322

Total assets	$163,509,095			$155,371,475

	Years ended December 31,
	2 0 0 0			1 9 9 9
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-bearing demand
deposits	$13,688,701	$158,084	1.15%	$14,199,436	$167,936	1.18%
Savings deposits	29,650,397	597,419	2.01	31,720,876	639,472	2.02
Time deposits	57,736,469	3,294,178	5.71	53,126,036	2,715,384	5.11
Total interest-bearing
deposits	101,075,567	4,049,681	4.01	99,046,348	3,522,792	3.56
Other borrowings	26,602,248	1,713,943	6.44	19,455,902	1,142,011	5.87
Total interest-bearing
liabilities	127,677,815	5,763,624	4.51	118,502,250	4,664,803	3.94

Demand deposits	18,344,036			18,962,971
Other liabilities	2,145,538			3,012,600
Total liabilities	148,167,389			140,477,821
Average equity	15,341,706			14,893,654

Total liabilities and	$163,509,095			$155,371,475
equity

Net interest income		$7,609,575			$7,586,330
Rate spread			4.43			4.74
Net interest margin			5.08			5.37
____________________________

(1)	Yields reflected have been computed on a tax equivalent basis using a marginal tax rate of 34%.
(2)	Average outstanding balances exclude non-accruing loans.
(3)	Includes loans held for sale.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

	Year ended December 31, 2000 over 1999
	Total	Volume	Rate
Increase (decrease) in interest income
Loans (including loans held for sale)	$1,053,151	$905,367	$147,784
Taxable securities	600	(147,111)	147,711
Nontaxable securities	41,060	42,639	(1,579)
Federal funds sold	27,255	24,868	2,387
Net change in tax-equivalent income	1,122,066	825,763	296,303

Increase (decrease) in interest expense
Interest-bearing demand deposits	(9,852)	(5,954)	(3,898)
Savings deposits	(42,053)	(41,718)	(335)
Time deposits	578,794	247,359	331,435
Other borrowings	571,932	451,828	120,104
Net change in interest expense	1,098,821	651,515	447,306

Net change in tax-equivalent
net interest income	$23,245	$174,248	$(151,003)

Net interest margin remained strong at 5.08% for 2000, a decline of only 29 basis points from 1999.

The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. Most of the loans charged-off were consumer loans for both years. Activity in the allowance for loan losses account is as follows:

	As of and for the years ended December 31,
	2000	1999

Balance at beginning of year	$1,619,688	$1,388,700
Provision charged to operating expense	190,000	400,000

Recoveries on loans previously charged to the allowance	54,464	38,225
Loans charged off	(239,332)	(207,237)
Net charge offs	(184,868)	(169,012)

Balance at end of year	$1,624,820	$1,619,688

Allowance for loan losses as a percentage of
total loans as of year end	1.34%	1.39%
Ratio of net charge-offs to average total loans
outstanding during the year	.0016	.0016

The allowance for loan losses at December 31, 2000 was 0.8 times impaired loans outstanding at year end. Loan recoveries were 26.3% of the prior year's charge-offs. Net charge-offs for 2000 increased from

$169,012 in 1999 to $184,868. Management continually evaluates the loan portfolio for probable losses and makes provisions necessary to maintain the allowance at a level appropriate to provide for those losses. The provision decreased from $400,000 in 1999 to $190,000 in 2000 due to slowed loan growth during 2000. The net effect was a $5,132 increase in the allowance balance at December 31, 2000. These factors resulted in the ratio of allowance to total loans remaining relatively consistent at 1.34% at December 31, 2000 and 1.39% at December 31, 1999. Management believes that this level of allowance is adequate to cover inherent losses in the loan portfolio.

Note 4 of the consolidated financial statements provides information concerning impaired and nonaccrual loans. The balance of impaired loans at December 31, 2000 of $2,039,730 is $452,504 higher than at December 31, 1999. Two loans totaling $1,005,274 are designated as impaired at December 31, 2000 that were not impaired as of December 31, 1999. As indicated in Note 4 of the consolidated financial statements, management does not anticipate significant loss exposure relating to the loans classified as impaired and has established no specific reserves against those loans due to favorable collateral positions and the strength of guarantors.

The allowance for loan losses was allocated in an amount deemed necessary to provide for probable losses within the following loan categories as of December 31:

	(Dollars in thousands)
	2 0 0 0			1 9 9 9
Balance at End of Period Applicable to	Principal Balance	Allocated Allowance	% of Total Loans	Principal Balance	Allocated Allowance	% of Total Loans

Commercial and agricultural	$57,064	$735	47%	$53,512	$583	46%
Real estate - mortgages	47,144	132	39	44,352	132	38
Consumer	17,138	346	14	18,911	345	16
Unallocated		412			560

	$121,346	$1,625	100%	$116,775	$1,620	100%

Noninterest income was $1,684,619 and $1,545,100 for 2000 and 1999, respectively. The increase was primarily a result of increased service charge income. Noninterest expense increased to $6,329,056 compared to $6,060,145 in 1999. Noninterest expense was higher in 2000 when compared to 1999 largely because of salaries and benefits, which increased $181,955 or 6.1% representing annual salary increases and additional employees. Furniture and fixtures expense increased from 1999 to 2000 by $87,190 or 18.8% due to additional depreciation from furniture and equipment purchased for the new main office. Occupancy expense increased $33,407 or 7.8% from 1999 to 2000.

Following are overall return percentages and the dividend pay-out ratio for the past two years:

	2000	1999

Return on average assets	1.11%	1.10%
Return on average equity	11.88	11.52
Dividend pay-out ratio	35.05	36.46
Average equity to average assets ratio	9.38	9.59

Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge's future operating results or financial condition.

Financial Condition, Liquidity, and Capital Resources: Total assets increased by $2.7 million or 1.6% to $169.6 million at December 31, 2000 compared to $166.9 million at December 31, 1999. This growth is attributable primarily to growth in the loan portfolio which was funded by deposit growth. Total liabilities increased by $0.9 million or 0.6% to $153.2 million at December 31, 2000 compared to $152.3 million at December 31, 1999. The increase in shareholders' equity is due primarily to retention of earnings, coupled with an increase in the unrealized gain on securities available for sale.

Total loans increased by $4.6 million or 3.9% from the balance at December 31, 1999 to $121.3 million at December 31, 2000. Deposits increased by $3.6 million or 3.0% to $122.9 million at December 31, 2000. The overall impact of these two changes was an increase in the net loan to deposit ratio to 97.4% at December 31, 2000 compared to 96.5% at December 31, 1999.

Valley Ridge Mortgage Company ("Mortgage Company"), a subsidiary of the Bank that was formed to increase profitability, initiated business during the first quarter of 2001 via the Bank's contribution of most of its residential mortgage loan portfolio. At the same time the Bank also transferred its residential mortgage origination function to the Mortgage Company. Mortgage loans originated and held by the Mortgage Company will be serviced by the Bank pursuant to a servicing agreement.

The following table shows the maturity of commercial, consumer, real estate construction and agricultural loans outstanding at December 31, 2000. Also provided below is the amount due after one year classified according to the terms of the loans. Demand loans, loans with no stated maturity and overdrafts are reported as due in one year or less.

	Due in One Year or Less	Due after One Year Through Five Years	Due After Five Years
	(Dollars in thousands)

Commercial	$18,187	$30,807	$2,232
Consumer	1,798	14,302	1,038
Residential real estate	8,957	31,280	6,907
Agricultural	1,486	3,257	1,095

	$30,428	$79,646	$11,272

Loans due after one year
With fixed rates		$68,112	$10,384
With floating rates		11,534	888

		$79,646	$11,272

The times remaining until maturity of time certificates of deposit of $100,000 or more at December 31, 2000 were as follows:

Three months or less	$5,795,000
Over three months through six months	2,891,000
Over six months through twelve months	2,841,000
Over twelve months	893,000

$12,420,000

Total cash, cash equivalents and investment securities totaled $40.3 million at December 31, 2000 or 23.8% of total assets. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

The following table shows by class of maturities at December 31, 2000, the amounts and weighted average yields of investment securities (1):

	Carrying Value	Average Yield (2)
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S.
Government corporations and agencies
One year or less	$986	6.30%
Over one through five years	2,099	6.03
Over five through ten years	6,750	6.81
Over ten years
	9,835	6.59
Obligations of states and political subdivisions
One year or less	1,610	9.55
Over one through five years	2,135	9.88
Over five through ten years	5,928	7.96
Over ten years	9,387	8.10
	19,060	8.38

Mortgage-backed securities	2,628	7.08

	$31,523	7.71%

Because of their variable payments, mortgage-backed securities are not reported by a specific maturity grouping.

_________________
(1)	Calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.
(2)

Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on state and municipal securities have been adjusted to a fully taxable equivalent using a federal income tax rate of 34%.

As of December 31, 2000, the securities of no issuer except the U.S. Government had an aggregate carrying value that exceeded 10% of shareholders' equity.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Bank has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Valley Ridge Bank had $2,965,626 and $4,975,085 in repurchase agreements at year end 2000 and 1999, respectively.

The Corporation had $23,750,000 and $25,000,000 in advances from the Federal Home Loan Bank at year end 2000 and 1999. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and nonspecific qualifying securities within the securities portfolio.

The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 2000 (dollars in thousands). As can be scene from this chart, the Bank remains liability rate sensitive within a one year time horizon.

	Maturity or Repricing Frequency
	0-3 months	3-12 months	1-5 years	5 years+
Interest-earning assets
Loans	$43,595	$33,981	$38,413	$5,357
Investment securities	526	2,080	4,411	26,008
Allowance for loan losses				(1,625)
Other assets				16,840

Total	$44,121	$36,061	$42,824	$46,580

Interest-bearing liabilities
Certificates of deposit	$13,536	$37,689	$9,447
Savings accounts	18,840
Money market accounts	13,139
NOW and Super NOW accounts	10,561
Federal funds purchased	1,600
Securities sold under agreements
to repurchase	2,966
FHLB advances		6,750	8,000	$9,000
Noninterest-bearing deposits				19,671
Other liabilities				1,965
	60,642	44,439	17,447	30,636

Shareholders' Equity				16,422

Total	$60,642	$44,439	$17,447	$47,058

Interest sensitivity gap	$(16,521)	$(8,378)	$25,377	$(478)

Cumulative gap	$(16,521)	$(24,899)	$478

The above table is based on contractual terms. Mortgage-backed securities were categorized by expected maturities based on prepayment trends as of December 31, 2000. Savings accounts, money market accounts, and NOW accounts are subject to immediate withdrawal and are presented as repricing in the earliest period presented. Although demand and savings accounts, for which rates paid are not readjusted on a pre-established contract cycle and are subject to immediate withdrawal, are presented as repricing in the 0-3 months period, management believes that these types of accounts are not as sensitive to changes in interest rates in the short-term as this presentation would indicate. The practice of underwriting loans with maturity dates of five years or less and with variable rates allows for a repricing of those assets over a relatively short period. Additionally, management does not aggressively price deposits, preferring to maintain a level of lending supported primarily by its base of core deposits. The Corporation's asset/liability management committee meets semi-annually, or more often as needed, to review gap positions and determine management strategies for loan and deposit pricing, purchase and sale of securities, and other borrowing decisions.

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity was $16.4 million and $14.6 million at December 31, 2000 and 1999, respectively. The increase during 2000 is attributable to net income from operations and a mark-to-market adjustment for available for sale securities as defined by Statement of Financial Accounting Standards No. 115. The Corporation paid dividends totaling $638,515 in 2000, compared to $625,650 paid during 1999. The Board of Directors approved a three-for-two stock split that was paid on April 26, 2000. The Corporation's capital ratios exceeded the minimum levels prescribed by the Federal Reserve Board at year end 2000 and 1999, as shown in Note 16 of the consolidated financial statements.

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

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 ("Act") was passed by Congress and signed into law by the President on November 12, 1999. The Act's most publicized provisions eliminate many Federal and state law barriers to affiliations among banks, securities firms, insurance companies, and other financial service providers. The overall thrust of the Act is to remove the laws that separated commercial banking from other financial service organizations. Companies that are presently engaged primarily in insurance activities or securities activities will be permitted to acquire banks and bank holding companies and vice versa.

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

The legislation is expected, in time, to alter the competitive landscape of the product market served by the Corporation and may, in the future, also increase the Corporation's competition to include large, more diversified financial companies.

The Act also requires financial institutions to disclose their privacy policy to customers and provides protections to customers against the transfer and use of nonpublic personal information by financial institutions.

Item 7.  Financial Statements.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Valley Ridge Financial Corp.
Kent City, Michigan

We have audited the accompanying consolidated balance sheets of Valley Ridge Financial Corp. as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Valley Ridge Financial Corp. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

s/Crowe, Chizek and Company LLP

Grand Rapids, Michigan
February 16, 2001

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

	2000	1999
ASSETS
Cash and due from banks	$7,265,136	$10,657,692

Securities available for sale	31,523,131	30,153,805
Other securities	1,502,368	1,441,228

Loans	121,345,909	116,774,847
Allowance for loan losses	(1,624,820)	(1,619,688)
	119,721,089	115,155,159

Accrued interest receivable	1,241,241	1,191,057
Premises and equipment - net	4,931,871	5,067,827
Cash surrender value of life insurance	2,431,397	2,136,415
Other assets	970,187	1,078,357

Total assets	$169,586,420	$166,881,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$19,671,065	$20,952,744
Interest-bearing	103,212,976	98,358,952
Total	122,884,041	119,311,696
Federal funds purchased	1,600,000	1,800,000
Securities sold under agreement to repurchase	2,965,626	4,975,085
Other borrowings	23,750,000	25,000,000
Accrued expenses and other liabilities	1,964,791	1,231,748
Total liabilities	153,164,458	152,318,529

Shareholders' equity
Common stock, no par value: 2,000,000 shares
authorized and 944,912 and 628,670 shares
outstanding in 2000 and 1999.	7,917,009	7,866,728
Retained earnings	8,278,923	7,098,379
Unearned restricted stock	(116,760)	(78,487)
Accumulated other comprehensive income (loss)	342,790	(323,609)
Total shareholders' equity	16,421,962	14,563,011

Total liabilities and shareholders' equity	$169,586,420	$166,881,540

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2000 and 1999

	2000	1999
Interest income
Loans, including fees	$10,863,091	$9,769,631
Federal funds sold	38,223	10,968
Securities
Taxable	972,649	972,049
Nontaxable	961,947	934,847
Total interest income	12,835,910	11,687,495

Interest expense
Deposits	4,049,681	3,522,792
Other	1,713,943	1,142,011
Total interest expense	5,763,624	4,664,803

Net interest income	7,072,286	7,022,692

Provision for loan losses	190,000	400,000

Net interest income after provision for loan losses	6,882,286	6,622,692

Noninterest income
Service charges	999,625	945,415
Net realized gain (loss) on sale of securities	5,050	(15,935)
Income earned on life insurance policy	160,451	151,903
Net realized gain on sale of loans	9,084	19,326
Net realized gain on sale of premises and equipment	11,659	93,371
Other income	498,750	351,020
Total noninterest income	1,684,619	1,545,100

Noninterest expense
Salaries and benefits	3,147,856	2,965,901
Occupancy	462,655	429,248
Furniture and fixtures	551,597	464,407
Legal and professional fees	163,971	233,495
Directors' fees	277,992	253,107
Data processing	305,184	294,950
Advertising	140,935	128,207
Supplies and postage	286,552	308,982
Other expense	992,314	981,848
Total noninterest expense	6,329,056	6,060,145

Income before federal income tax	2,237,849	2,107,647

Federal income tax expense	415,882	391,480

Net income	$1,821,967	$1,716,167

Basic and diluted earnings per share	$1.93	$1.83

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2000 and 1999

	Common Stock	Retained Earnings	Unearned Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 1999	$7,666,697	$6,007,862	$(40,441)	$850,333	$14,484,451

Comprehensive income:
Net income		1,716,167			1,716,167
Change in unrealized gain (loss) on
securities available for sale, net of reclassification and tax effects				(1,173,942)	(1,173,942)
Total comprehensive income					542,225

Cash dividend ($0.67 per share)		(625,650)			(625,650)

Issuance of restricted stock awards (unearned)	93,105		(93,105)

Restricted stock awards earned			55,059		55,059

Stock options exercised	111,566				111,566

Stock repurchased	(4,640)				(4,640)

Balance, December 31, 1999	7,866,728	7,098,379	(78,487)	(323,609)	14,563,011

Comprehensive income:
Net income		1,821,967			1,821,967
Change in unrealized gain (loss) on
securities available for sale, net of reclassification and tax effects				666,399	666,399
Total comprehensive income					2,488,366

Cash dividend ($0.68 per share)		(638,515)			(638,515)

Fractional shares paid on 3-for-2 stock split		(2,908)			(2,908)

Issuance of restricted stock awards (unearned)	53,475		(53,475)

Restricted stock awards earned			15,202		15,202

Stock options exercised	25,766				25,766

Stock repurchased	(28,960)				(28,960)

Balance, December 31, 2000	$7,917,009	$8,278,923	$(116,760)	$342,790	$16,421,962

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2000 and 1999

	2000	1999
Cash flows from operating activities
Net income	$1,821,967	$1,716,167
Adjustments to reconcile net income
to net cash from operating activities
Depreciation and amortization	500,916	358,601
Amortization of the premiums and
discounts on securities, net	19,960	89,283
Provision for loan losses	190,000	400,000
(Gain) loss on sale of securities	(5,050)	15,935
Gain on sale of loans	(9,084)	(19,326)
Loans originated for sale	(1,802,400)	(4,028,488)
Proceeds from loans sold	1,716,730	4,017,363
Gain on sale of fixed assets	(11,659)	(93,371)
Net change in
Accrued interest receivable and other assets	(240,815)	332,669
Accrued expenses and other liabilities	404,949	(637,087)
Net cash from operating activities	2,585,514	2,151,746

Cash flows from investing activities
Loan originations and payments, net	(4,662,130)	(13,890,166)
Proceeds from
Sale of securities available for sale	2,659,873	5,703,472
Repayments and maturities of securities available for sale	2,115,797	3,738,507
Premises and equipment	29,589	393,598
Purchases of
Securities available for sale	(5,150,211)	(12,184,841)
Federal Reserve Bank stock	(61,140)
Federal Home Loan Bank stock		(89,400)
Premises and equipment	(378,117)
Net cash from investing activities	(5,446,339)	(16,328,830)

Cash flows from financing activities
Net increase (decrease) in deposits	3,572,345	(271,055)
Net change in federal funds purchased	(200,000)	1,800,000
Net increase in short-term borrowings	(2,009,459)	3,771,071
Advances from Federal Home Loan Bank	15,750,000	22,000,000
Payments on Federal Home Loan Bank advances	(17,000,000)	(8,000,000)
Shares repurchased	(28,960)	(4,640)
Stock options exercised	25,766	111,566
Fractional shares paid	(2,908)
Dividends paid	(638,515)	(625,650)
Net cash from financing activities	(531,731)	18,781,292

Net change in cash and cash equivalents	(3,392,556)	4,604,208

Cash and cash equivalents at beginning of year	10,657,692	6,053,484

Cash and cash equivalents at end of year	$7,265,136	$10,657,692

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$5,693,227	$4,597,425
Income taxes	421,000	570,184

Supplemental disclosure of non-cash investing activities
Transfer of loans from held for sale to portfolio	$0	$3,752,253

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

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

Nature of Operations: Valley Ridge Financial Corp. ("Corporation") is a regional, community-based financial institution, that owns all of the outstanding stock of Valley Ridge Bank ("Bank"). The Bank's loan and deposit accounts are primarily with customers located in Western Michigan, within the counties of Kent, Ottawa, Muskegon and Newaygo. The Bank also owns all of the outstanding stock of three subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Investments, Inc., and Valley Ridge Financial Services, Inc. The primary business of these subsidiaries are real estate sales and insurance. Substantially all revenues are derived from banking products and services.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the respective assets.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. The Corporation held approximately $0 and $51,000 of other real estate at December 31, 2000 and 1999, respectively.

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

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Employee Benefits: The Corporation maintains a profit sharing 401(k) plan for substantially all employees. Effective October 1, 1999 the Bank and the Corporation merged the Employee Stock Ownership Plan into the profit sharing plan and moved sponsorship of the plan from the Bank to the Corporation. Contributions to the profit sharing plan are made at the discretion of the Board of Directors. The Plan allows employee contributions up to 15% of employee compensation. Up to 6% of the contributions are matched at 50% by the Bank.

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

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

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

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect on the Corporation's financial condition or operations.

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

NOTE 2 - CASH AND DUE FROM BANKS

Minimum cash balances, which are based on the deposit levels of the Bank, are required to be maintained by the Federal Reserve as legal reserve requirements. Cash balances restricted from usage due to these requirements were approximately $751,000 and $696,000 at December 31, 2000 and 1999, respectively.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 3 - SECURITIES

The amortized cost and fair values of securities available for sale at year-end were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
2000
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$9,912,844	$25,095	$(102,676)	$9,835,263
Obligations of states and
political subdivisions	18,472,618	679,702	(92,055)	19,060,265
	28,385,462	704,797	(194,731)	28,895,528
Mortgage-backed securities	2,618,291	15,345	(6,033)	2,627,603

	$31,003,753	$720,142	$(200,764)	$31,523,131
1999
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$11,470,933		$(543,293)	$10,927,640
Obligations of states and
political subdivisions	17,709,935	$435,689	(333,171)	17,812,453
	29,180,868	435,689	(876,464)	28,740,093
Mortgage-backed securities	1,463,254	2,545	(52,087)	1,413,712

	$30,644,122	$438,234	$(928,551)	$30,153,805

Other Securities

	2000	1999

Federal Reserve Bank stock	$241,140	$180,000
Federal Home Loan Bank stock	1,250,000	1,250,000
Federal Agricultural Mortgage Corporation stock	11,228	11,228

	$1,502,368	$1,441,228

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 3 - SECURITIES (Continued)

The amortized cost and fair values of debt investment securities at year-end 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Values

Due in one year or less	$2,597,306	$2,587,938
Due after one year through five years	4,150,817	4,234,335
Due after five years through ten years	12,569,697	12,685,873
Due after ten years	9,067,642	9,387,382
	28,385,462	28,895,528
Mortgage-backed securities	2,618,291	2,627,603

	$31,003,753	$31,523,131

Gross realized gains from sales of securities available for sale were $52,609 and $22,729 for 2000 and 1999, respectively. Gross losses on those sales were $47,559 and $38,664 for 2000 and 1999, respectively.

Securities with a par value of approximately $400,000 were pledged to secure public deposits and for various other purposes as required or permitted by law at December 31, 2000 and 1999. Securities with a par value of $3,000,000 were pledged to secure short-term borrowings at December 31, 2000 and 1999. Nonspecific securities were pledged to secure FHLB advances at December 31, 2000 and 1999.

NOTE 4 - LOANS

Year-end loans were as follows:

	2000	1999

Commercial	$51,225,173	$47,298,861
Residential real estate	47,144,056	44,352,431
Consumer	17,138,037	18,910,988
Agricultural	5,838,643	6,212,567

	$121,345,909	$116,774,847

Loans serviced for others were $18,231,571 and $18,535,487 at year-end 2000 and 1999, respectively.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 4 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:

	2000	1999

Balance at beginning of year	$1,619,688	$1,388,700
Provision charged to operating expense	190,000	400,000
Recoveries on loans previously
charged to the allowance	54,464	38,225
Loans charged off	(239,332)	(207,237)

Balance at end of year	$1,624,820	$1,619,688

Impaired loans were as follows:

	2000	1999

Year-end loans with no allowance for loan losses allocated	$2,039,730	$1,587,226
Year-end loans with allowance for loan losses allocated	0	0
Amount of the allowance allocated	0	0

Average of impaired loans during the year	1,241,334	440,835
Interest income recognized during impairment	122,873	36,369
Cash basis interest income recognized	86,665	3,500

Nonperforming loans, included in impaired loans, were as follows:

	2000	1999

Loans past due over 90 days still on accrual	$0	$75,222
Nonaccrual loans	1,408,317	438,038

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 5 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment were as follows:

	Cost	Accumulated Depreciation	Carrying Value

2000
Land	$305,422		$305,422
Building and improvements	3,988,595	$(875,867)	3,112,728
Furniture and equipment	4,450,567	(2,936,846)	1,513,721

	$8,744,584	$(3,812,713)	$4,931,871
1999
Land	$305,422		$305,422
Building and improvements	3,820,727	$(763,982)	3,056,745
Furniture and equipment	4,262,741	(2,557,081)	1,705,660

	$8,388,890	$(3,321,063)	$5,067,827

NOTE 6 - DEPOSITS

Deposits at year-end are summarized as follows:

	2000	1999

Noninterest-bearing demand deposit accounts	$19,671,065	$20,952,744
Money market accounts	13,138,870	14,607,935
NOW and Super NOW accounts	10,561,623	10,227,546
Savings accounts	18,840,048	18,947,274
Certificates of deposit	60,672,435	54,576,197

	$122,884,041	$119,311,696

At year-end 2000 and 1999, stated maturities of all time deposits were as follows:

	2000	1999

In one year	$50,685,139	$40,704,648
In two years	7,476,875	6,749,791
In three years	1,591,458	5,940,216
In four years	674,692	707,789
In five years	143,778	409,160
Thereafter	100,493	64,593

	$60,672,435	$54,576,197

Time deposit accounts of $100,000 or more were $12,420,000 and $12,366,000 at year-end 2000 and 1999, respectively.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 7 - OTHER BORROWINGS

The Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

Maturity Date	Interest Rate	2000	1999

January 10, 2000	4.05% (variable)		$2,000,000
February 16, 2000	5.88 (variable)		3,000,000
March 6, 2000	5.88 (variable)		2,000,000
March 21, 2000	5.88 (variable)		3,000,000
April 24, 2000	5.90 (variable)		1,000,000
May 3, 2000	5.88 (variable)		3,000,000
June 6, 2000	5.88 (variable)		1,000,000
July 10, 2000	6.06 (variable)		2,000,000
March 19, 2001	6.70 (variable)	$3,000,000
April 30, 2001	6.70 (variable)	2,750,000
June 4, 2001	6.70 (variable)	1,000,000
December 2, 2002	6.74 (variable)	5,000,000	5,000,000
October 22, 2003	5.12 (fixed)	3,000,000	3,000,000
January 12, 2010	5.83 (fixed)	2,000,000
November 3, 2010	5.95 (fixed)	2,000,000
December 20, 2010	4.98 (fixed)	5,000,000

		$23,750,000	$25,000,000

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by non-specific securities and first mortgage loans under a blanket lien arrangement totaling $35,944,760 and $40,647,268 at year end 2000 and 1999, respectively.

Maturities over the next five years are:

2001	$6,750,000
2002	5,000,000
2003	3,000,000
2004	0
2005	0
Thereafter	9,000,000

$23,750,000

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 8 - FEDERAL INCOME TAXES

The provision for income taxes consists of:

	2000	1999

Current expense	$462,894	$547,765
Deferred benefit	(47,012)	(156,285)

	$415,882	$391,480

Year-end deferred tax assets and liabilities consist of:

	2000	1999
Deferred tax assets
Allowance for loan losses	$401,202	$399,458
Deferred loan fees	64,806	70,406
Deferred compensation	357,267	278,689
Core deposit	16,545	21,056
Net unrealized depreciation on securities available for sale		166,708
Other	14,337	17,687
	854,157	954,004
Deferred tax liabilities
Net unrealized appreciation on securities available for sale	(176,589)
Fixed assets	(215,474)	(199,572)
Other	(69,008)	(65,061)
	(461,071)	(264,633)

Net deferred tax asset	$393,086	$689,371

No valuation allowance has been recorded against the deferred tax assets.

The effective tax rate differs from the statutory federal income tax rate as follows:

	2000	1999

Statutory rates	$760,869	$716,600
Increase (decrease) from
Tax-exempt interest	(342,900)	(334,564)
Nondeductible interest expense	45,207	37,200
Income related to officers' life insurance	(28,849)	(25,943)
Other, net	(18,445)	(1,813)

Income tax expense	$415,882	$391,480

Effective tax rate	18.58%	18.57%

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 9 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	2000	1999
Basic
Net income	$1,821,967	$1,716,167
Weighted average common shares outstanding	942,825	936,762

Basic earnings per common share	$1.93	$1.83

Diluted
Net income	$1,821,967	$1,716,167

Weighted average common shares outstanding
for basic earnings per common share	942,825	936,762
Add: Dilutive effect of assumed
exercises of stock options	2,056	734

Average shares and dilutive potential
common shares	944,881	937,496

Diluted earnings per common share	$1.93	$1.83

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a profit sharing 401(k) plan for substantially all employees. Effective October 1, 1999, the Employee Stock Ownership Plan was merged into the profit sharing plan and sponsorship of the Plan was moved from the Bank to the Corporation. Under the Plan, employees may make voluntary contributions based on a percentage of compensation. The Plan also allows the Corporation, at the discretion of the Board of Directors, to provide an annual contribution. The Corporation's profit sharing contribution to the Plan was $158,000 and $180,000 in 2000 and 1999, respectively. Additionally, the Corporation made 401(k) matching contributions to the Plan of $48,400 and $43,800 in 2000 and 1999, respectively.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 11 - STOCK INCENTIVE PLAN

A stock incentive plan was established during 1998 for directors, officers, and other key employees of the Corporation and its subsidiaries. The plan authorizes the issuance of up to 45,000 shares in the form of stock options and restricted stock awards .

Stock options for nonemployee directors are granted at the market price on the date of grant. Stock options awarded to nonemployee directors are fully vested on the date of grant and expire five years from the date of grant. During 2000, the Corporation amended the vesting period for restricted stock awards, which vest 20 percent per year, beginning the year following the date of grant. Prior to 2000, half of the restricted stock awards were vested at the date of grant with the remainder vesting in five equal annual installments from the date of grant.

A summary of the activity in the plan is as follows:

		Stock Options		Restricted Stock
	Authorized	Options	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Balance outstanding
January 1, 1999	35,568	5,082	$18.59	4,350	$18.59

Granted	(8,092)	4,042	23.33	4,050	23.33
Exercised		(5,344)	20.87
Forfeited	75			(75)	18.59

Balance outstanding
December 31, 1999	27,551	3,780	20.44	8,325	20.90

Granted	(7,270)	5,244	26.67	2,026	26.67
Exercised		(1,106)	26.67
Forfeited	30			(30)	18.59

Balance outstanding
December 31, 2000	20,311	7,918	$26.05	10,321	$22.04

Options (shares) exercisable
(vested) at year-end		7,918	$26.05	5,438	$20.71

Compensation expense related to restricted stock awards was $15,202 and $55,059 for 2000 and 1999, respectively.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 11 - STOCK INCENTIVE PLAN (Continued)

Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

	2000	1999

Net income as reported	$1,821,967	$1,716,167
Pro forma net income	1,806,994	1,704,686

Basic earnings per share as reported	1.93	1.83
Pro forma basic earnings per share	1.92	1.82

Diluted earnings per share as reported	1.93	1.83
Pro forma diluted earnings per share	1.91	1.82

Weighted-average grant-date fair value per option	3.41	2.70

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:

	2000	1999

Risk-free interest rate	6.67%	5.86%
Expected option life	4 years	4 years
Expected stock price volatility	14.1%	14.5%
Dividend yield	2.67%	2.67%

NOTE 12 - DIRECTOR DEFERRED COMPENSATION PLAN

The Corporation instituted a Director Deferred Compensation Plan in 1994, whereby directors may periodically defer a portion of current compensation. The Corporation has committed to pay to the directors, or the directors' designated beneficiaries or survivors, the total amount of deferred compensation plus accumulated interest at or following retirement. The interest is added to the accumulated deferred compensation liability at a periodic compound rate. The agreement also addresses termination, disability or death prior to retirement. The Corporation purchased single premium universal life insurance policies in connection with the establishment of the plan. The cash surrender value of these policies as of December 31, 2000 and 1999 was $2,431,397 and $2,136,415, respectively, which was included in other assets. The compensation expense was $202,392 and $177,507 for 2000 and 1999, respectively. The portion of the compensation expense deferred for 2000 and 1999 was $188,442 and $161,807, respectively. The accrued deferred compensation liability was $919,394 and $730,952 as of December 31, 2000 and 1999, respectively.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 13 - RELATED PARTIES

Certain directors and executive officers of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers of the Corporation. At December 31, 2000 and 1999, the Corporation had approximately $2,494,000 and $2,331,000, respectively, in outstanding loans to directors and executive officers. New loans and repayments were $1,689,000 and $1,526,000, respectively, during 2000.

Related party deposits totaled approximately $1,102,000 and $1,647,000 at year-end 2000 and 1999, respectively.

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

Commitments at year-end are as follows:

	2000	1999

Commitments to make loans	$1,653,000	$2,473,000
Commercial unused lines of credit	14,371,000	7,110,000
Consumer unused lines of credit	1,862,000	1,752,000
Standby letters of credit	104,000	194,000

Substantially all of the commitments to make loans at December 31, 2000 were made at fixed rates ranging from 8.75% to 9.25%. These commitments generally have termination dates of one year or less and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

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

Financial instruments at year-end were as follows, in thousands:

	2 0 0 0		1 9 9 9
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and short-term investments	$7,265	$7,265	$10,658	$10,658
Securities available for sale	31,523	31,523	30,154	30,154
Other securities	1,502	1,502	1,441	1,441
Loans - net	119,721	118,405	115,155	114,205
Accrued interest receivable	1,241	1,241	1,191	1,191

Financial liabilities
Deposit liabilities	122,884	122,924	119,312	119,431
Accrued interest payable	360	360	289	289
Short-term borrowings	4,566	4,566	6,775	6,775
Other borrowings	23,750	23,804	25,000	24,663

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

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

Actual capital levels (in millions) and minimum required levels for the Corporation and the Bank were:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2000
Total capital (to risk weighted assets)
Consolidated	$17.6	14.3%	$9.8	8.0%	$12.3	10.0%
Bank	17.2	14.1	9.8	8.0	12.2	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	16.1	13.1	4.9	4.0	7.4	6.0
Bank	15.7	12.8	4.9	4.0	7.3	6.0
Tier 1 capital (to average assets)
Consolidated	16.1	9.6	6.7	4.0	8.3	5.0
Bank	15.7	9.4	6.7	4.0	8.3	5.0

1999
Total capital (to risk weighted assets)
Consolidated	$16.2	13.6%	$9.5	8.0%	$11.9	10.0%
Bank	15.9	13.4	9.6	8.0	11.9	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	14.7	12.3	4.8	4.0	7.1	6.0
Bank	14.4	12.1	4.8	4.0	7.2	6.0
Tier 1 capital (to average assets)
Consolidated	14.7	9.1	6.5	4.0	8.1	5.0
Bank	14.4	8.9	6.5	4.0	8.1	5.0

The Corporation and the Bank were categorized as well capitalized at year end 2000 and 1999.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

	2000	1999

Unrealized holding gains and losses on	$1,014,745	$(1,794,635)
available-for-sale securities
Less reclassification adjustments for gains
and losses later recognized in income	(5,050)	15,935
Net unrealized gains and losses	1,009,695	(1,778,700)
Tax effect	(343,296)	604,758

Other comprehensive income (loss)	$666,399	$(1,173,942)

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Fully Diluted
2000
First quarter	$3,058,256	$1,732,355	$404,071	$0.43	$0.43
Second quarter	3,197,174	1,722,327	566,509	0.60	0.60
Third quarter	3,268,665	1,742,596	433,126	0.46	0.46
Fourth quarter	3,311,815	1,875,008	418,261	0.44	0.44

1999
First quarter	$2,731,853	$1,647,657	$443,514	$0.47	$0.47
Second quarter	2,844,061	1,722,327	494,155	0.53	0.53
Third quarter	2,970,795	1,794,126	415,630	0.44	0.44
Fourth quarter	3,140,786	1,858,582	362,868	0.39	0.39

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 19 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements.

CONDENSED BALANCE SHEETS

	December 31,
	2000	1999
ASSETS
Cash	$297,931	$315,382
Investment in subsidiary	16,043,642	14,125,156
Other assets	116,308	122,473

Total assets	$16,457,881	$14,563,011

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$35,919
Shareholders' equity	16,421,962	$14,563,011

Total liabilities and shareholders' equity	$16,457,881	$14,563,011

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2000	1999
Income
Dividends from subsidiary	$630,000	$735,000
Other	45,330	9
Total income	675,330	735,009

Expenses
Other operating expenses	86,408	68,166

Income before income tax and equity in
undistributed net income of subsidiaries	588,922	666,843

Equity in undistributed net income of subsidiary	1,233,045	1,049,324

Net income	$1,821,967	$1,716,167

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE 19 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2000	1999
Operating activities
Net income	$1,821,967	$1,716,167
Adjustments to reconcile net income to
net cash from operating activities
Equity in undistributed net income of subsidiary	(1,233,045)	(1,049,324)
Change in other assets and liabilities	35,336	124,188
Net cash from operating activities	624,258	791,031

Financing activities
Dividends paid	(638,515)	(625,650)
Repurchase of common stock	(28,960)	(4,640)
Stock options exercised	25,766	111,566
Net cash from financing activities	(641,709)	(518,724)

Net change in cash	(17,451)	272,307

Cash at beginning of year	315,382	43,075

Cash at end of year	$297,931	$315,382

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

          Directors With Terms Expiring in 2001

          Gary Gust (age 56) has been a director of the Corporation and/or Kent City since 1991. Mr. Gust is President and sole shareholder of Gust Construction Company, a general contractor.

          Ronald L. Hansen (age 56) has been a director of the Corporation since the Merger and was a director of Community from 1990 until the Merger. Mr. Hansen has been Vice President of the Corporation since the Merger and a Senior Vice President of the Bank since the Consolidation. Prior to that, Mr. Hansen was Secretary of Community from 1994 until the Merger, President and Chief Executive Officer of Grant from 1994 until the Consolidation, a director of Grant from 1982 until the Consolidation and Vice President and Cashier of Grant from 1982 until 1994. Prior to that, Mr. Hansen served Grant in various management and other capacities since 1973.

          Robert C. Humphreys (age 62) has been a director of the Corporation and/or Kent City since 1988. Mr. Humphreys has been Chairman of the Board of the Corporation and the Bank (and, before the Consolidation, Kent City) since 1993. Mr. Humphreys owns and operates Humphreys Orchards, a producer of fruit.

          Ben J. Landheer (age 65) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1991 until the Merger. Mr. Landheer owns and operates Landheer Insurance Agency, an agent for insurance companies offering a broad range of insurance products.

          Directors With Terms Expiring in 2002

          Michael E. McHugh (age 51) has been a director of the Corporation and/or Kent City since 1989. Mr. McHugh is Secretary, Treasurer and Chief Financial Officer of the Corporation. Mr. McHugh has also been Executive Vice President of the Bank (and, before the Consolidation, Kent City) since 1987.

          Dennis C. Nelson (age 52) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1985 until the Merger. Mr. Nelson is a dentist practicing in Grant, Michigan.

          John J. Niederer (age 65) has been a director of the Corporation and/or Kent City since 1993. Mr. Niederer retired in 2000. Before his retirement, he had been President and sole shareholder of Greenridge Fruit, Inc., a distributor of fruit, since 1990. Prior to that, Mr. Niederer was Vice President of Wm. Bolthouse Farms, Inc., a producer and distributor of vegetables.

          Donald Swanson (age 66) has been a director of the Corporation and/or Kent City since 1981. Mr. Swanson is Chairman and a majority shareholder of Swanson Pickle Co., Inc., a producer and distributor of pickles.

          Donald VanSingel (age 57) has been Vice Chairman and a director of the Corporation since the Merger and was Chairman of Community and/or Grant from 1982 until the Merger and a director of Community and/or Grant from 1973 until the Merger. Mr. VanSingel has been a consultant for Governmental Consultant Services, Inc. since 1993. Prior to that, Mr. VanSingel served in the Michigan House of Representatives.

          Directors With Terms Expiring in 2003

          Jerome B. Arends (age 56) has been a director of the Corporation and/or Kent City since 1987. Mr. Arends was Chief Executive Officer and President of Ravenna Farm Equipment, Inc., a distributor of farm implements and equipment, until early 1999. Mr. Arends was Store Manager and a salesman for Kent Power Equipment, Inc., a distributor of farm equipment, from 1999 until his retirement in 2000.

          K. Timothy Bull (age 53) has been a director of the Corporation and/or Kent City since 1993 and was also a director of the Corporation from 1988 until 1991. Mr. Bull is President and sole shareholder of Moon Lake Orchards, Inc., a producer of fruit.

          Richard L. Edgar (age 56) has been a director of the Corporation and/or Kent City since 1974. Mr. Edgar has been President and Chief Executive Officer of the Corporation since 1988, and President and Chief Executive Officer of the Bank (and, before the Consolidation, Kent City) since 1987. Prior to that, Mr. Edgar served Kent City in various management and other capacities since 1963. Mr. Edgar is also a director of West Shore Computer Services, Inc., a data processing company in which the Bank is a 20% shareholder.

          Paul K. Spoelman (age 65) has been a director of the Corporation and/or Kent City since 1994. Mr. Spoelman is an accountant with and founder of Spoelman, Hovingh & Feldt, Inc., an accounting firm.

          Executive Officers Who Are Not Directors

          Robert L. Karpinski (age 60) is Senior Vice President of the Bank and has served the Bank in various executive capacities since January 1985.

          As of the date of this Form 10-KSB, directors and officers of the Corporation and persons who beneficially own more than 10% of the outstanding shares of Valley Ridge Common Stock were not subject to the reporting obligations of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 10.  Executive Compensation.

          The following table shows certain information concerning the compensation for services rendered during each of the three years in the period ended December 31, 2000, of the Chief Executive Officer of the Corporation and each executive officer of the Corporation who earned annual salary and bonus compensation in excess of $100,000 during 2000. Messrs. Edgar and McHugh were compensated by the Bank in the capacities indicated in the table.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
Annual Compensation	Awards

Name and Principal Position	Year	Salary(1)	Bonus(2)	Restricted Stock Awards(3)	Number of Shares Underlying Options	All Other Compensation(4)

Richard L. Edgar	2000	$ 147,950	$ --	$ 16,002	600	$ 22,301
Director, President	1999	142,250	23,000	28,000	--	19,927
and Chief Executive	1998	132,311	25,694	22,312	--	26,500
Officer of the Corporation
and the Bank

Michael E. McHugh	2000	$ 103,500	$ 20,000	$ 12,002	450	$ 14,877
Director, Secretary,	1999	98,450	11,500	21,000	--	16,564
Treasurer and Chief	1998	88,790	14,180	15,430	--	16,049
Financial Officer of the
Corporation and Director
and Executive Vice
President of the Bank

Ronald L. Hansen	2000	$ 90,970	$ 15,000	$ 9,014	337	$ 14,971
Director and	1999	87,450	7,125	15,750	--	11,913
Vice President	1998	81,850	8,225	12,550	--	15,066
of the Corporation
and Director and
Senior Vice President
of the Bank
____________________________

(1)	Includes compensation deferred under the Corporation's Profit Sharing/401(k) Plan and director fees paid by the Bank.

(2)	Includes compensation deferred under the Corporation's Profit Sharing/401(k) Plan.

(3)

The values of restricted stock awards reported in this column are calculated using the market price of Valley Ridge Common Stock on the date of grant. At December 31, 2000, each of the named executive officers held shares of restricted stock. Dividends will be paid on shares of restricted stock at the same rate dividends are paid on Valley Ridge Common Stock. The number of shares of restricted stock held by each named individual and the aggregate value of those shares (based on the market price of Valley Ridge Common Stock on December 31, 2000) at the end of the Corporation's fiscal year are set forth below:

	Number of Shares	Aggregate Value

Mr. Hansen	3,000	$ 84,000
Mr. McHugh	2,175	60,900
Mr. Hansen	1,688	47,264

Awards of restricted stock vest as follows: for awards made in 1999 and 1998, 50% of the shares vest on the date of grant and 10% of the shares vest on each anniversary of the date of grant thereafter; for awards made in 2000, 20% of the shares vest on each anniversary of the date of grant. In 2000, 1999, and 1998, respectively, Mr. Edgar was awarded 600, 1,200 and 1,200 shares of restricted stock; Mr. McHugh was awarded 450, 900 and 825 shares of restricted stock; and Mr. Hansen was awarded 338, 675 and 675 shares of restricted stock.

(4)

All other compensation for 2000 includes: (i) contributions by the Corporation under the Profit Sharing/401(k) Plan; and (ii) amounts paid by the Bank for life insurance. The amounts included for each such factor for 2000 are:

	(i)	(ii)
Mr. Edgar	$21,192	$1,109
Mr. McHugh	14,524	353
Mr. Hansen	14,424	547

          The following tables set forth information regarding stock options granted to the named executive officers during the last fiscal year and stock options held by them at the end of the last fiscal year. No named executive officer exercised any stock options during 2000.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Richard L. Edgar	600	29.6%	$ 26.67	6/30/2010
Michael E. McHugh	450	22.2	26.67	6/30/2010
Ronald L. Hansen	337	16.7	26.67	6/30/2010

(1)

Each option is an incentive stock option with an exercise price equal to the market price of Valley Ridge Common Stock on the date of grant. Each option is immediately exercisable in full. Each option remains outstanding for ten years from the date it was granted and is non-transferable. Options terminate, with certain limited exercise provisions, upon death or termination of employment. The Compensation Committee of the Corporation's board of directors may provide for cash settlements of the options upon a change in control of the Corporation.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard L. Edgar	600	--	$ 798	--
Michael E. McHugh	450	--	599	--
Ronald L. Hansen	337	--	448	--

___________________

(1)	Based on a market value of $28.00 per share at December 31, 2000, adjusted to reflect stock splits.

          During 2000, the Bank compensated its directors at the rate of $4,200 per year and $400 per regular board meeting attended, except that the Chairman of the Board was paid $500 per meeting attended. Directors who were not executive officers of the Corporation or the Bank also received $125 per committee meeting attended. The Corporation has entered into deferred compensation agreements with some of its directors under which payments will be made to the directors after their retirement. In addition, all nonemployee directors who are serving on the applicable date automatically receive annually, on the later of the date of the close of the annual meeting of shareholders or the date on which the Corporation receives the appraisal of Valley Ridge Common Stock for purposes of contributions to the Corporation's Employee Stock Ownership Plan (the "Appraisal"), a stock option to purchase a number of shares of Valley Ridge Common Stock equal to the sum of (i) the annual cash retainer fees payable to a director in effect on the date of grant and (ii) the amount of the normal meeting fees payable to a director for attendance at a regular monthly meeting of the board of directors in effect on the date of grant multiplied by 12, divided by the per share value of Valley Ridge Common Stock set forth in the Appraisal.

          Effective January 1, 1997, the Bank entered into Executive Employee Salary Continuation Agreements (the "Agreements") with each of the named executive officers. Under the Agreements, an executive officer is eligible to receive payment of a monthly retirement benefit from the Bank for 180 months following the normal retirement date (age 65). An executive officer may retire early, after age 60, and receive a reduced benefit, or retire after age 65 and receive an increased benefit. If an executive officer terminates employment prior to early retirement, a vested benefit is payable. Vesting is based on five years of employment commencing January 1, 1997, with 100% vesting given upon death, disability or other involuntary termination of employment for reasons other than "cause." If a named executive officer dies before receiving the entire benefit, remaining payments will be made to a beneficiary. If the officer is terminated prior to early retirement, without "cause" but following a "change in control" of the Bank (as these terms are defined in the Agreements), the officer will receive the vested benefit plus payment of one year's salary. The monthly normal retirement benefit for each executive officer is $3,275 for Mr. Edgar; $758 for Mr. McHugh; and $1,825 for Mr. Hansen.

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

          Mr. Hansen has an employment agreement with the Corporation under which Mr. Hansen serves as Vice President of the Corporation and Senior Vice President of the Bank. Mr. Hansen's agreement provides for a minimum salary of $70,000, or any increased amount authorized by the board of directors. Mr. Hansen's agreement provides for annual salary reviews and bonuses in the discretion of the board of directors. Mr. Hansen's agreement provides that if the Corporation terminates Mr. Hansen's employment other than for "cause" (as defined in the agreement) or if Mr. Hansen terminates the employment for "good reason" (as defined in the agreement), then Mr. Hansen will be entitled to severance pay consisting of continuation of his salary and benefits for the remaining term of the agreement or longer if the termination is due to a "change in control" or "in contemplation of a change in control" (as those terms are defined in the agreement) and then in such case, until three years after the date of the change in control. Severance pay will be reduced as much as necessary to avoid any part of Mr. Hansen's compensation from the Corporation being classified as "excess parachute payments" under Section 280G of the Internal Revenue Code. Severance pay is subject to discontinuance if Mr. Hansen competes with the Corporation. If Mr. Hansen becomes and remains disabled or incapacitated, he is entitled to receive disability benefits and he will not be entitled to receive salary payments under the agreement. The effective date of the agreement was July 1, 1996 and the term of the agreement is for 5 years.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth information concerning the number of shares of Valley Ridge Common Stock held as of December 31, 2000 by each shareholder who is known to the Corporation's management to have been the beneficial owner of more than 5% of the outstanding shares of Valley Ridge Common Stock as of that date:

	Amount and Nature of Beneficial Ownership of Valley Ridge Common Stock (1)

Name and Address of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership	Percent of Class

Robert C. Humphreys 17660 Westbrook Drive Casnovia, MI 49318	64,603	1,428	66,031	7.0%

Valley Ridge Profit Sharing Plan Trust c/o Valley Ridge Bank(4) 450 West Muskegon Avenue Kent City, MI 49330	--	87,055	87,055	9.2

Richard L. Edgar(3)(4) 450 West Muskegon Avenue Kent City, MI 49330	51,874	--	51,874	5.5
__________________________
(Footnotes begin on next page.)

          The following table shows certain information concerning the number of shares of Valley Ridge Common Stock held as of December 31, 2000, by each of the Corporation's directors, each of the named executive officers and all of the Corporation's directors and executive officers as a group:

Amount and Nature of Beneficial Ownership of Valley Ridge Common Stock(1)

Name of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting or Dispositive Power(2)	Stock Options(3)	Total Beneficial Ownership(3)	Percent of Class
Jerome B. Arends	15,123		10,290	322	25,735		2.7%
K. Timothy Bull	19,378		6,467	689	26,534		2.8
Richard L. Edgar	51,274	(4)	--	600	51,874	(4)	5.5
Fred J. Finkbeiner	--		9,423	829	10,252		1.1
Gary Gust	17,088		17,784	1,151	36,023		3.8
Ronald L. Hansen	5,004		--	337	5,341		*
Robert C. Humphreys	64,603		1,428	--	66,031		7.0
Ben J. Landheer	27,422		--	322	27,744		2.9
Michael E. McHugh	18,345	(4)	--	450	18,795	(4)	2.0
Dennis C. Nelson	2,034		--	322	2,356		*
John J. Niederer	5,318		--	--	5,318		*
Paul K. Spoelman	3,912		--	1,151	5,063		*
Donald Swanson	11,633		3,186	784	15,603		1.6
Donald VanSingel	3,295		3,664	322	7,281		*

All directors and executive officers as a group	251,036	(4)	52,242	7,616	310,894	(4)	32.6%

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

(4)

Mr. Edgar and Mr. McHugh may be considered to have voting and/or dispositive control over 87,055 shares of Valley Ridge Common Stock held by the Valley Ridge Profit Sharing Plan Trust by reason of the capacities in which they serve at the Corporation and the Bank. The number of shares reported as beneficially owned by Mr. Edgar excludes, and Mr. Edgar disclaims beneficial ownership of, 53,781 shares of Valley Ridge Common Stock held by the Valley Ridge Profit Sharing Plan Trust. The number of shares reported as beneficially owned by Mr. McHugh excludes, and Mr. McHugh disclaims beneficial ownership of, 72,529 shares of Valley Ridge Common Stock held by the Valley Ridge Profit Sharing Plan Trust.

Item 12.  Certain Relationships and Related Transactions.

          Directors and officers of the Corporation and their associates were customers of and had transactions with the Bank in the ordinary course of business between January 1, 1999, and March 5, 2001. It is anticipated that such transactions will take place in the future in the ordinary course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

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

10.3	Employment Agreement with Ronald Hansen.* Previously filed as Exhibit 10.6 to the Corporation's Form 10-KSB filed March 31, 1997. Here incorporated by reference.

10.4	Employment Agreement with Michael McHugh.* Previously filed as Exhibit 10.6 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.5	Employment Agreement with Richard Edgar.* Previously filed as Exhibit 10.7 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.6	Form of Salary Continuation Agreement.* Previously filed as Exhibit 10.8 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.7	Stock Incentive Plan of 1998.* Previously filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1998. Here incorporated by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Powers of Attorney.

___________________________

*Management contract or compensatory plan or arrangement.

          The Corporation will furnish a copy of any exhibit listed above to any shareholder of the Corporation without charge upon written request to Michael E. McHugh, Secretary, Valley Ridge Financial Corp., 450 West Muskegon Avenue, Kent City, Michigan 49330.

          Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 2000.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY RIDGE FINANCIAL CORP.
(Registrant)

March 30, 2001	By *
Richard L. Edgar
President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2001	*
Jerome B. Arends Director

March 30, 2001	*
K. Timothy Bull Director

March 30, 2001	*
Richard L. Edgar President, Chief Executive Officer and Director (Principal Executive Officer)

March 30, 2001	*
Gary Gust Director

March 30, 2001	*
Ronald L. Hansen Director and Vice President

March 30, 2001	*
Robert C. Humphreys Chairman of the Board and Director

March 30, 2001	*
Ben J. Landheer Director

March 30, 2001		/s/Michael E. McHugh
Michael E. McHugh Secretary and Treasurer and Director (Principal Financial and Accounting Officer)

March 30, 2001		*
Dennis C. Nelson Director

March 30, 2001		*
John J. Niederer Director

March 30, 2001		*
Paul K. Spoelman Director

March 30, 2001		*
Donald Swanson Director

March 30, 2001		*
Donald VanSingel Director

	*By	s/ Michael E. McHugh
Michael E. McHugh Attorney-in-Fact

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

10.3	Employment Agreement with Ronald Hansen.* Previously filed as Exhibit 10.6 to the Corporation's Form 10-KSB filed March 31, 1997. Here incorporated by reference.

10.4	Employment Agreement with Michael McHugh.* Previously filed as Exhibit 10.6 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.5	Employment Agreement with Richard Edgar.* Previously filed as Exhibit 10.7 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.6	Form of Salary Continuation Agreement.* Previously filed as Exhibit 10.8 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.7	Stock Incentive Plan of 1998.* Previously filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1998. Here incorporated by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Powers of Attorney.

___________________________

*Management contract or compensatory plan or arrangement.