Form 10QSB
period 2001-03-31
VALLEY RIDGE FINANCIAL CORP
filed 2001-05-15
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No _____

There were 946,525 shares of Common Stock (no par value) outstanding as of March 31, 2001.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

VALLEY RIDGE FINANCIAL CORP.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2001 (Unaudited) and December 31, 2000	3

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three Months Ended March 31, 2001 (Unaudited) and
	March 31, 2000 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2001 (Unaudited) and
	March 31, 2000 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	8

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Cash and due from banks	$ 5,462,673	$ 7,265,136
Federal funds sold	8,400,000	0
Total cash and cash equivalents	13,862,673	7,265,136

Securities available for sale	28,102,375	31,532,131
Other securities	1,502,368	1,502,368

Total loans	119,107,540	121,345,909
Allowance for loan losses	(1,664,236)	(1,624,820)
	117,443,304	119,721,089

Accrued interest receivable	1,323,811	1,241,241
Premises and equipment - net	5,005,321	4,931,871
Cash surrender value of life insurance	2,452,397	2,431,397
Other assets	909,577	970,187

Total assets	$170,601,826	$169,586,420

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$ 17,480,254	$ 19,671,065
Interest-bearing	107,011,949	103,212,976
	124,492,203	122,884,041

Securities sold under agreement to repurchase	3,335,027	2,965,626
Federal funds purchased	0	1,600,000
Other borrowings	23,750,000	23,750,000
Accrued expenses and other liabilities	2,095,013	1,964,791
Total liabilities	153,672,243	153,164,458

Shareholders' equity
Common stock, no par value; 2,000,000 shares
authorized; 946,525 and 944,912 shares outstanding
at March 31, 2001 and December 31, 2000,
respectively	7,951,352	7,917,009
Retained earnings	8,533,384	8,278,923
Unearned restricted stock	(116,760)	(116,760)
Accumulated other comprehensive income	561,607	342,790
Total shareholders' equity	16,929,583	16,421,962

Total liabilities and shareholders' equity	$170,601,826	$169,586,420

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000
Interest income
Loans, including fees	$2,700,423	$2,564,686
Federal funds sold	50,317	10,162
Investment securities	476,372	483,408
	3,227,112	3,058,256
Interest expense
Deposits	1,146,165	920,231
Other	373,798	405,670
	1,519,963	1,325,901

Net interest income	1,707,149	1,732,355

Provision for loan losses	45,000	45,000

Net interest income after provision for loan losses	1,662,149	1,687,355

Other income
Service charges and other income	481,818	380,482
Gain (loss) on sales of investment securities	108,881	0
Gain (loss) on sales of loans	(1,115)	1,758
	589,584	382,240

Other expense
Salaries and benefits	867,649	785,530
Occupancy	127,043	112,835
Furniture and fixtures	129,989	122,248
Other	585,233	554,098
	1,709,914	1,574,711

Income before federal income tax	541,819	494,884

Federal income tax expense	116,902	90,813

Net income	$424,917	$404,071

Comprehensive income	$643,734	$239,915

Basic and diluted earnings per share	$0.45	$0.43

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000
Cash flows from operating activities
Net income	$424,917	$404,071
Adjustments to reconcile net income
to net cash from operating activities
Depreciation	131,160	121,035
Amortization of premiums and discounts on securities, net	6,339	5,775
(Gain) loss on sales of investment securities	(108,881)	0
Provision for loan losses	45,000	45,000
(Gain) loss on sales of loans	1,115	(1,775)
Loans originated for sale	(1,438,776)	(270,000)
Proceeds from loans sold	1,601,861	340,400
Net change in:
Accrued interest receivable and other assets	(42,960)	(62,823)
Accrued expenses and other liabilities	17,498	16,561
Net cash from operating activities	637,273	598,244

Cash flows from investing activities
Net change in loans	2,068,585	(343,333)
Proceeds from:
Sales of securities available for sale	9,083,727	30,000
Repayments and maturities of securities available for sale	2,188,242	77,891
Purchase of:
Premises and equipment, net	(204,610)	(68,305)
Securities available for sale	(7,417,130)	0
Net cash from (used in) investing activities	5,718,814	(303,747)

Cash flows from financing activities
Net increase (decrease) in deposits	1,608,162	(852,864)
Net increase (decrease) in securities sold under agreements
to repurchase	369,401	(3,248,952)
Net decrease in federal funds purchased	(1,600,000)	(800,000)
Advances from Federal Home Loan Bank	5,000,000	10,000,000
Payments on Federal Home Loan Bank advances	(5,000,000)	(10,000,000)
Stock options exercised	34,343	8,940
Shares repurchased	0	(28,960)
Dividends paid	(170,456)	(157,063)
Net cash from (used in) financing activities	241,450	(5,078,899)

Net change in cash and cash equivalents	6,597,537	(4,784,402)

Cash and cash equivalents at beginning of period	7,265,136	10,657,692

Cash and cash equivalents at end of period	$13,862,673	$5,873,290

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,577,609	$1,308,001
Income taxes	105,000	65,435

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION:

The unaudited financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 include the consolidated results of operations of Valley Ridge Financial Corp. ("Corporation") and its wholly-owned subsidiary, Valley Ridge Bank ("Bank") and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, Inc., and Valley Ridge Financial Services, Inc. These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2001 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.	ALLOWANCE FOR LOAN LOSSES:

The following is a summary of the activity in the allowance for loan losses for the three months ended March 31, 2001:

Balance at January 1, 2001	$1,624,820
Provision for loan losses charged
to operating expense	45,000
Recoveries on loans previously charged
to the allowance	12,935
Loans charged off	(18,519)

Balance at March 31, 2001	$1,664,236

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	OTHER BORROWINGS:

At March 31, 2001, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

Type	Interest Rate	Maturity Date	Amount

Variable	5.48%	April 30, 2001	$750,000
Variable	5.48	June 4, 2001	1,000,000
Variable	5.10	December 2, 2002	5,000,000
Fixed	5.12	October 22, 2003	3,000,000
Fixed	5.83	January 12, 2010	2,000,000
Fixed	5.95	November 3, 2010	2,000,000
Fixed	4.98	December 20, 2010	5,000,000
Fixed	3.99	March 12, 2011	5,000,000

			$23,750,000

Each advance requires monthly interest payments at either fixed or adjustable rates. The variable rate is based on the FHLB overnight rate and adjusts quarterly. These borrowings are collateralized by nonspecific loans within the mortgage portfolio and nonspecific qualifying securities within the securities portfolio up to the principal outstanding.

4.	EARNINGS PER COMMON SHARE:

Basic and diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 945,496 and 942,379 shares outstanding for the three months ended March 31, 2001 and 2000, respectively. All share amounts have been restated to reflect stock dividends and splits.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. (the "Corporation"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

Forward-Looking Statements:

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," " intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.

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

Results of Operations:

Net Income: The Corporation reported net income of $424,917 or $0.45 per share for the first quarter of 2001 compared to $404,071 or $0.43 per share for the first quarter of 2000. The improvement was due to an increase in noninterest income, offset by an increase in noninterest expense.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities.

	Three month period ended March 31,
	2001			2000
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Total securities	$28,152,706	$476,372	6.77%	$30,608,656	$483,408	6.32%
Loans (1)	118,275,145	2,700,423	9.13	114,845,513	2,564,686	8.93
Federal funds sold	4,092,222	50,317	4.92	728,571	10,162	5.58
Total earning assets	150,520,073	3,227,112	8.57	146,182,740	3,058,256	8.37

Nonaccrual loans	1,256,000			438,000

Less allowance for
loan losses	(1,648,597)			(1,631,173)
Cash and due from banks	5,437,999			5,813,838
Other nonearning assets	11,903,927			9,554,696

Total assets	$167,469,402			$160,358,101

Total interest-bearing
deposits	$104,725,482	$1,146,165	4.38%	$100,010,428	$920,231	3.68%
Other borrowings	27,325,923	373,798	5.47	28,215,240	405,670	5.75
Total interest-bearing
liabilities	132,051,405	1,519,963	4.60	128,225,668	1,325,901	4.14

Demand deposits	18,685,302			17,494,594
Other liabilities	1,157,268			383,746
Total liabilities	151,893,975			146,104,008
Average equity	15,575,427			14,254,093

Total liabilities and
equity	$167,469,402			$160,358,101

Net interest income		$1,707,149			$1,732,355
Rate spread			3.99%			4.23%
Net interest margin			4.54%			4.74%

(1)	Average outstanding balances exclude non-accruing loans.

Net Interest Income: Net interest income decreased $25,206 or 1.5% to $1,707,149 for the three-month period ended March 31, 2001 compared to the same period in 2000. The decrease in net interest income is primarily attributable to a decrease in gross loans of $2,238,369, offset by an increase in interest rates from March 31, 2000 to March 31, 2001. Net interest margin has declined 20 basis points in comparison to 2000 due to increased competition for loan and deposit accounts, and an increase in the cost of borrowed money.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision for loan losses was $45,000 for the three months ended March 31, 2001 and 2000. Net charge-offs were approximately $6,000 for the first quarter of 2001 compared to $34,000 for the first quarter of 2000. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

	As of and for the three month period ended March 31,
	2001	2000

Balance at beginning of year	$1,624,820	$1,619,688
Provision charged to operating expense	45,000	45,000

Recoveries on loans previously charged to the allowance	12,935	11,844
Loans charged off	(18,519)	(45,999)
Net charge offs	(5,584)	(34,155)

Balance at end of period	$1,664,236	$1,630,533

Allowance for loan losses as a percentage of
total loans at end of period	1.40%	1.39%
Ratio of net charge-offs to average total loans outstanding
during the period	.005	.030

Noninterest Income: Noninterest income for the three months ended March 31, 2001 was approximately $590,000 as compared to $382,000 for the same period in 2000. The increase is attributable in part to an increase in service charges, as well as approximately $109,000 in realized gains on the sale of investment securities during the first quarter.

Noninterest Expense: The increase in noninterest income was offset by an increase in noninterest expense to approximately $1.7 million for the three months ended March 31, 2001 compared to $1.6 million for the same period in 2000. Salaries and benefits, the largest component of noninterest expense, increased 10% to $868,000 for the three months ended March 31, 2001 compared to $786,000 for the same period in 2000. The increase in salaries and benefits reflects annual salary increases and additional employees. The increase in other expenses of $31,000, or 6%, from $554,000 for the three months ended March 31, 2000 to $585,000 for the same period in 2001 is due to increases in professional fees.

Financial Condition, Liquidity, and Capital Resources:

Total assets increased approximately 0.6% or $1.0 million to $170.6 million at March 31, 2001 compared to $169.6 million at December 31, 2000. Total liabilities increased by 0.3% or by $0.5 million to $153.7 at March 31, 2001 compared to $153.2 million at December 31, 2000. Total shareholders' equity increased by approximately $508,000 to $16.9 million at March 31, 2001. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts in addition to an increase in the unrealized gain on securities available for sale.

Total loans decreased to $119.1 million at March 31, 2001, compared to $121.3 million at December 31, 2000. Deposits increased by approximately $1.6 million or 1.3% to $124.5 million at March 31, 2001. The overall impact of these changes was a decrease in the net loan to deposit ratio to 94.3% at March 31, 2001, from 97.4% at December 31, 2000.

The Corporation paid dividends of $170,456 during the three months ended March 31, 2001, compared to $157,063 paid during the same period in 2000.

Shareholders' equity as a percent of total assets was 9.9% at March 31, 2001 compared to 9.7% at December 31, 2000. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash, cash equivalents and investment securities totaled approximately $43.5 million at March 31, 2001 or approximately 25.5% of total assets. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Corporation has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Repurchase agreements totaled approximately $3.3 million and $3.0 million at March 31, 2001 and December 31, 2000, respectively.

The Corporation had $23,750,000 in advances from the Federal Home Loan Bank at March 31, 2001 and December 31, 2000. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and nonspecific qualifying securities within the securities portfolio.

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

Date: May 15, 2001	VALLEY RIDGE FINANCIAL CORP. (Registrant) s/Richard L. Edgar Richard L. Edgar, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2001	s/Michael McHugh Michael McHugh, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.