Form 10QSB
period 2001-06-30
VALLEY RIDGE FINANCIAL CORP
filed 2001-08-14
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No _____

There were 946,525 shares of Common Stock (no par value) outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

VALLEY RIDGE FINANCIAL CORP.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2001 (Unaudited) and December 31, 2000	3

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three and Six Months Ended June 30, 2001 (Unaudited) and
	June 30, 2000 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2001 (Unaudited) and
	June 30, 2000 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	8

PART II.	OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders	14

	Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES		16

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Cash and due from banks	$ 6,267,687	$ 7,265,136
Federal funds sold	6,700,000	0
Total cash and cash equivalents	12,967,687	7,265,136

Securities available for sale	27,969,158	31,523,131
Other securities	1,502,368	1,502,368

Total loans	119,334,611	121,345,909
Allowance for loan losses	(1,677,708)	(1,624,820)
	117,656,903	119,721,089

Accrued interest receivable	1,002,237	1,241,241
Premises and equipment - net	4,922,667	4,931,871
Cash surrender value of life insurance	2,594,397	2,431,397
Other assets	1,095,312	970,187

Total assets	$169,710,729	$169,586,420

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$ 19,852,565	$ 19,671,065
Interest-bearing	105,232,756	103,212,976
	125,085,321	122,884,041

Securities sold under agreement to repurchase	3,289,870	2,965,626
Federal funds purchased	0	1,600,000
Other borrowings	22,000,000	23,750,000
Accrued expenses and other liabilities	2,207,775	1,964,791
Total liabilities	152,582,966	153,164,458

Shareholders' equity
Common stock, no par value; 2,000,000 shares
authorized; 946,525 and 944,912 shares outstanding
at June 30, 2001 and December 31, 2000,
respectively	7,951,352	7,917,009
Retained earnings	8,911,282	8,278,923
Unearned restricted stock	(116,760)	(116,760)
Accumulated other comprehensive income	381,889	342,790
Total shareholders' equity	17,127,763	16,421,962

Total liabilities and shareholders' equity	$169,710,729	$169,586,420

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Interest income
Loans, including fees	$2,658,302	$2,694,246	$5,358,725	$5,258,932
Federal funds sold	70,084	333	120,401	10,495
Investment securities	430,605	502,595	906,977	986,003
	3,158,991	3,197,174	6,386,103	6,255,430
Interest expense
Deposits	1,090,619	938,654	2,236,784	1,858,885
Other	297,715	438,305	671,513	843,975
	1,388,334	1,376,959	2,908,297	2,702,860

Net interest income	1,770,657	1,820,215	3,477,806	3,552,570

Provision for loan losses	45,000	45,000	90,000	90,000

Net interest income after provision for loan losses	1,725,657	1,775,215	3,387,806	3,462,570

Other income
Service charges and other income	580,284	452,251	1,062,102	832,733
Gain on sale of investment securities	152,751	5,486	261,632	5,486
Gain (loss) on sale of loans	413	1,542	(702)	3,300
	733,448	459,279	1,323,032	841,519

Other expense
Salaries and benefits	868,846	779,782	1,736,495	1,565,312
Occupancy	130,021	102,653	257,064	215,488
Furniture and fixtures	127,869	127,367	257,858	249,615
Other	603,097	558,327	1,188,330	1,112,425
	1,729,833	1,568,129	3,439,747	3,142,840

Income before federal income tax	729,272	666,365	1,271,091	1,161,249

Federal income tax expense	181,000	99,856	279,902	190,669

Net income	$548,272	$566,509	$973,189	$970,580
Comprehensive income	$368,554	$394,598	$1,012,288	$634,513

Basic earnings per share	$.58	$.60	$1.03	$1.03
Diluted earnings per share	$.58	$.59	$1.03	$1.02

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2001	June 30, 2000
Cash flows from operating activities
Net income	$973,189	$970,580
Adjustments to reconcile net income
to net cash from operating activities
Depreciation	260,021	243,995
Amortization of premiums and discounts on securities, net	38,289	15,706
Provision for loan losses	90,000	90,000
Gain on sale of securities	(261,632)	(5,486)
(Gain) loss on sale of loans	702	(3,300)
Loans originated for sale	(6,790,284)	(730,700)
Proceeds from loans sold	6,953,782	801,100
Net change in:
Accrued interest receivable and other assets	(49,121)	147,120
Accrued expenses and other liabilities	222,842	251,745
Net cash from operating activities	1,437,788	1,780,760

Cash flows from investing activities
Net change in loans	1,809,986	(1,228,379)
Proceeds from:
Sales of securities available for sale	16,046,730	819,697
Repayments and maturities of securities available for sale	2,293,000	1,301,227
Purchase of:
Securities available for sale	(14,503,173)	(803,566)
Federal Reserve Bank Stock	0	(61,400)
Premises and equipment	(250,817)	(177,414)
Net cash from (used in) investing activities	5,395,726	(149,835)

Cash flows from financing activities
Net change in deposits	2,201,280	(2,348,984)
Net change in securities sold under agreements to repurchase	324,244	(3,444,891)
Advances from Federal Home Loan Bank	0	4,750,000
Payments on Federal Home Loan Bank advances	(1,750,000)	(5,000,000)
Net change in Federal Funds purchased	(1,600,000)	700,000
Stock options exercised	34,343	8,591
Shares repurchased	0	(28,960)
Dividends paid	(340,830)	(317,245)
Net cash used in financing activities	(1,130,963)	(5,681,489)

Net change in cash and cash equivalents	5,702,551	(4,050,564)

Cash and cash equivalents at beginning of period	7,265,136	10,657,692

Cash and cash equivalents at end of period	$12,967,687	$6,607,128

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,023,033	$2,596,023
Income taxes	364,000	232,243

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION:

The unaudited financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and June 30, 2000 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank") and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, Inc., and Valley Ridge Financial Services, Inc. These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2001 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.	ALLOWANCE FOR LOAN LOSSES:

The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 2001:

Balance at January 1, 2001	$1,624,820
Provision for loan losses charged to
operating expense	90,000
Recoveries on loans previously charged
to the allowance	23,914
Loans charged off	(61,026)

Balance at June 30, 2001	$1,677,708

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	OTHER BORROWINGS:

At June 30, 2001, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

Type	Interest Rate	Maturity Date	Amount

Variable	4.00%	December 2, 2002	$5,000,000
Fixed	5.12	October 22, 2003	3,000,000
Fixed	5.83	January 12, 2010	2,000,000
Fixed	5.95	November 3, 2010	2,000,000
Fixed	4.98	December 20, 2010	5,000,000
Fixed	3.99	March 12, 2011	5,000,000

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

Basic earnings and diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 946,010 and 942,321 shares outstanding for the six months ended June 30, 2001 and 2000, respectively. Earnings per share amounts are based on 946,525 and 942,243 shares outstanding for the three months ended June 30, 2001 and 2000, respectively. All share amounts have been restated to reflect stock dividends and splits.

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

Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking settlement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations:

Net Income: The Corporation reported net income of $548,272 or $.58 per share for the second quarter of 2001 compared to $566,509 or $.60 per share for the second quarter of 2000. Year-to-date net income was $973,189 or $1.03 per share for 2001 compared to $970,580 or $1.03 per share for 2000. The improvement in the year-to-date period is primarily due to gains realized on securities sales during the second quarter of 2001.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities.

	Six month period ended June 30,
	2001			2000
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Securities	$30,737,681	$906,977	5.90%	$31,232,174	$986,003	6.31%
Loans (1)	117,977,451	5,358,725	9.08	116,106,896	5,258,932	9.06
Federal funds sold	5,290,607	120,401	4.55	376,923	10,495	5.57
Total earning assets	154,005,739	6,386,103	8.29	147,715,993	6,255,430	8.47

Nonaccrual loans	1,336,079			436,547

Less allowance for
loan losses	(1,663,939)			(1,634,924)
Cash and due from banks	5,353,249			5,862,928
Other nonearning assets	9,063,235			8,829,321

Total assets	$168,094,363			$161,209,865

Total interest-bearing
deposits	$105,259,909	$2,236,784	4.25%	$99,395,205	$1,858,885	3.74%
Other borrowings	25,953,411	671,513	5.17	27,214,460	843,975	6.20
Total interest-bearing
liabilities	131,213,320	2,908,297	4.43	126,609,665	2,702,860	4.27

Demand deposits	18,811,761			17,902,162
Other liabilities	1,408,775			2,185,587
Total liabilities	151,433,856			146,697,414
Average equity	16,660,507			14,512,451

Total liabilities and
equity	$168,094,363			$161,209,865

Net interest income		$3,477,806			$3,552,570
Rate spread			3.86%			4.20%
Net interest margin			4.52%			4.81%
___________________________

(1)	Average outstanding balances exclude non-accruing loans.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

	For the Six Months Ended 2001 over 2000
	Total	Volume	Rate
Increase (decrease) in interest income
Securities	$(79,026)	$(30,824)	$(48,202)
Loans	99,793	169,856	(70,063)
Federal funds sold	109,906	224,337	(114,431)
Net change in tax-equivalent income	130,673	363,369	(232,696)

Increase (decrease) in interest expense
Interest-bearing deposits	377,900	228,395	149,505
Other borrowings	(172,463)	(75,383)	(97,080)
Net change in interest expense	205,437	153,012	52,425

Net change in net interest income	$(74,764)	$210,357	$(285,121)

Net Interest Income: Net interest income decreased $74,764 or 2.1% for the six-month period ended June 30, 2001, and $49,558 or 2.7% to $1,770,657 for the three-month period ended June 30, 2001 compared to the same periods in 2000. The decrease in net interest income is primarily attributable to a decrease in interest rates from June 30, 2000 to June 30, 2001.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision remained at $90,000 for the six months ended June 30, 2001 and $45,000 for the three months ended June 30, 2001. Net charge-offs were approximately $31,000 for the second quarter of 2001 compared to net charge-offs of $44,000 for the same period in 2000. Net charge-offs year-to-date were $37,000 as of June 30, 2001 compared to net charge-offs of $78,000 for the same period in 2000. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

	As of and for the six month period ended June 30,
	2001	2000
Allowance for Loan Losses

Balance at beginning of period	$1,624,820	$1,619,688
Provision charged to operating expense	90,000	90,000

Recoveries on loans previously charged to the allowance	23,914	22,159
Loans charged-off	(61,026)	(100,592)
Net charge-offs	(37,112)	(78,433)

Balance at end of period	$1,677,708	$1,631,255

Allowance for loan losses as a percentage of
total loans at end of period	1.41%	1.38%
Ratio of net charge-offs to average total loans outstanding
during the period	.0003	.0007

Noninterest Income: Noninterest income for the three months ended June 30, 2001 was approximately $733,000 as compared to approximately $459,000 for the same period in 2000. Noninterest income for the six months ended June 30, 2001 increased to approximately $1,323,000 from approximately $842,000 at June 30, 2000. The increase is attributable in part to an increase in service charges, as well as approximately $261,000 in realized gains on the sale of investment securities during the first six months of 2001.

Noninterest Expense: Noninterest expense increased to approximately $1.7 million and $3.4 million for the three and six months ended June 30, 2001 compared to approximately $1.6 million and $3.1 million, respectively, for the same periods in 2000. Salaries and benefits increased 11.5% from $780,000 for the three months ended June 30, 2000 to $869,000 for the same period in 2001, and increased 11% from $1,565,000 for the six months ended June 30, 2000 to $1,736,000 for the same period in 2001. Other expenses increased from $1,112,000 for the six months ended June 30, 2000 to $1,188,000 for the same period in 2001, due to increases in supplies expense and professional fees.

Financial Condition, Liquidity, and Capital Resources:

Total assets increased .07% or $0.1 million to approximately $169.7 million at June 30, 2001 compared to approximately $169.6 million at December 31, 2000. Total liabilities decreased 0.4% or $0.6 million to approximately $152.6 million at June 30, 2001 compared to approximately $153.2 million at December 31, 2000. Total shareholders' equity increased by approximately $706,000 to $17.1 million at June 30, 2001. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts in addition to an increase in the unrealized gain on securities available for sale.

Total loans decreased approximately $2.0 million or 1.7% to approximately $119.3 million at June 30, 2001. Deposits increased approximately $2.2 million or 1.79% to approximately $125.1 million at June 30, 2001. The net loan to deposit ratio decreased to 94.0% at June 30, 2001 from 97.4% at December 31, 2000. The allowance for loan losses increased approximately $53,000 during the first six months of 2001, while maintaining a reserve of 1.41% of outstanding loans.

The Corporation paid dividends of $340,830 during the six months ended June 30, 2001, compared to $317,245 paid during the same period in 2000.

Shareholders' equity as a percent of total assets was 10.1% at June 30, 2001 compared to 9.7% at December 31, 2000. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash and cash equivalents and investment securities totaled approximately $42.4 million at June 30, 2001 or about 25.0% of total assets. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Corporation has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Repurchase agreements totaled approximately $3.3 million and $3.0 million at June 30, 2001 and December 31, 2000, respectively.

The Corporation had $22,000,000 and $23,750,000 in advances from the Federal Home Loan Bank at June 30, 2001 and December 31, 2000, respectively. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and nonspecific qualifying securities within the securities portfolio.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 8, 2001, the Corporation held its 2001 Annual Meeting of Shareholders. The purpose of the meeting was to elect four directors for three-year terms expiring in 2004.

Four candidates nominated by management were elected by the shareholders to serve as directors of the Corporation at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Shares Votes

Gary Gust	For	764,311
	Authority Withheld	11,317
	Broker Non-Votes	0

Ronald L. Hansen	For	766,594
	Authority Withheld	11,317
	Broker Non-Votes	0

Robert C. Humphreys	For	769,639
	Authority Withheld	11,317
	Broker Non-Votes	0

Ben J. Landheer	For	769,584
	Authority Withheld	11,317
	Broker Non-Votes	0

The following persons remained as directors of the Corporation with terms expiring in 2003: Jerome B. Arends, K. Timothy Bull, Richard L. Edgar and Paul K. Spoelman. The following persons remained as directors of the Corporation with terms expiring in 2002: Michael E. McHugh, Dennis C. Nelson, John J. Niederer, Donald Swanson and Donald Van Singel

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

Date: August 14, 2001	VALLEY RIDGE FINANCIAL CORP. (Registrant) s/Michael McHugh Michael McHugh, Secretary and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory for Registrant)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.