Form 10QSB
period 2001-09-30
VALLEY RIDGE FINANCIAL CORP
filed 2001-11-14
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No _____

There were 948,863 shares of Common Stock (no par value) outstanding as of November 13, 2001.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

VALLEY RIDGE FINANCIAL CORP.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets -
	September 30, 2001 (Unaudited) and December 31, 2000	3

	Condensed Consolidated Statements of Income -
	Three and Nine Months Ended September 30, 2001 (Unaudited) and
	September 30, 2000 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2001 (Unaudited) and
	September 30, 2000 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	8

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Cash and due from banks	$ 5,273,354	$ 7,265,136
Federal funds sold	600,000	0
Cash and cash equivalents	5,873,354	7,265,136

Securities available for sale	30,056,459	31,523,131
Other securities	1,502,368	1,502,368

Total loans	123,830,390	121,345,909
Allowance for loan losses	(1,688,171)	(1,624,820)
	122,142,219	119,721,089
Accrued interest receivable	1,183,618	1,241,241
Premises and equipment - net	4,945,567	4,931,871
Cash surrender value of life insurance	2,619,828	2,431,397
Other assets	1,164,444	970,187

Total assets	$169,487,857	$169,586,420

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$ 21,562,323	$ 19,671,065
Interest-bearing	103,160,328	103,212,976
	124,722,651	122,884,041

Securities sold under agreement to repurchase	2,844,304	2,965,626
Federal funds purchased	0	1,600,000
Other borrowings	22,000,000	23,750,000
Accrued expenses and other liabilities	2,264,735	1,964,791
Total liabilities	151,831,690	153,164,458

Shareholders' equity
Common stock, no par value; 2,000,000 shares
authorized; 948,863 and 944,912 shares outstanding
at September 30, 2001 and December 31, 2000,
respectively	8,017,033	7,917,009
Retained earnings	9,171,893	8,278,923
Unearned compensation	(145,063)	(116,760)
Accumulated other comprehensive income	612,304	342,790
Total shareholders' equity	17,656,167	16,421,962

Total liabilities and shareholders' equity	$169,487,857	$169,586,420

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Interest income
Loans, including fees	$2,651,699	$2,786,823	$8,010,424	$8,045,755
Federal funds sold	38,356	19,380	158,757	29,875
Investment securities	420,425	462,462	1,327,402	1,448,465
	3,110,480	3,268,665	9,496,583	9,524,095
Interest expense
Deposits	961,816	1,069,125	3,198,600	2,928,010
Other	282,097	456,944	953,610	1,300,919
	1,243,913	1,526,069	4,152,210	4,228,929

Net interest income	1,866,567	1,742,596	5,344,373	5,295,166

Provision for loan losses	45,000	45,000	135,000	135,000

Net interest income after provision for loan losses	1,821,567	1,697,596	5,209,373	5,160,166

Other income
Service charges and other income	452,274	413,299	1,514,376	1,233,668
Gain on sale of investment securities	20,412	0	282,044	5,486
Gain on sale of fixed assets	0	0	0	11,659
Gain on sale of loans	25,022	12,573	24,320	16,578
	497,708	425,872	1,820,740	1,267,391
Other expense
Salaries and benefits	809,104	847,664	2,545,599	2,412,976
Occupancy	117,383	117,040	374,447	332,528
Furniture and fixtures	135,377	133,704	393,235	383,319
Other	654,248	489,610	1,842,578	1,602,035
	1,716,112	1,588,018	5,155,859	4,730,858

Income before federal income tax	603,163	535,450	1,874,254	1,696,699

Federal income tax expense	162,268	102,324	460,170	292,993

Net income	$440,895	$433,126	$1,414,084	$1,403,706
Comprehensive income	$671,310	$895,651	$1,683,598	$1,530,164

Basic earnings per share	$0.46	$0.46	$1.49	$1.49
Diluted earnings per share	$0.46	$0.46	$1.49	$1.49

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities
Net income	$1,414,084	$1,403,706
Adjustments to reconcile net income
to net cash from operating activities
Depreciation	396,191	368,532
Amortization of premiums and discounts on securities, net	55,885	25,382
Provision for loan losses	135,000	135,000
Gain on sale of securities	(282,044)	(5,486)
Gain on sale of loans	(24,320)	(16,578)
Gain on sale of fixed assets	0	(11,659)
Loans originated for sale	(9,853,164)	1,225,200
Proceeds from loans sold	10,041,684	(1,312,178)
Net change in:
Accrued interest receivable and other assets	(463,906)	219,404
Accrued expenses and other liabilities	327,942	(65,663)
Net cash from operating activities	1,747,352	1,965,660

Cash flows from investing activities
Net change in loans	(2,720,330)	(3,532,111)
Proceeds from:
Sales of securities available for sale	17,146,286	789,698
Repayments and maturities of securities available for sale	7,884,362	1,358,343
Purchase of:
Premises and equipment	(409,887)	(191,772)
Securities available for sale	(22,929,462)	(1,903,307)
Net cash from investing activities	(1,029,031)	(3,479,149)

Cash flows from financing activities
Net change in deposits	1,838,610	5,669,363
Advances from Federal Home Loan Bank	0	14,750,000
Payment on Federal Home Loan Bank advance	(1,750,000)	(15,000,000)
Net change in Federal Funds purchased	(1,600,000)	(1,800,000)
Net change in securities sold under agreement to repurchase	(121,322)	(3,425,218)
Shares repurchased	0	(28,960)
Proceeds from the sale of stock	43,723	25,766
Dividends paid	(521,114)	(477,880)
Net cash from financing activities	(2,110,103)	(286,929)

Net change in cash and cash equivalents	(1,391,782)	(1,800,418)

Cash and cash equivalents at beginning of period	7,265,136	10,657,692

Cash and cash equivalents at end of period	$5,873,354	$8,857,274

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$4,292,105	$4,277,071
Income taxes	574,000	317,564

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION:

The unaudited financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank") and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, Inc., and Valley Ridge Financial Services, Inc. These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended September 30, 2001 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.	OTHER BORROWINGS:

At September 30, 2001, the Corporation had the following advances from the Federal Home Loan Bank ("FHLB"):

Type	Interest Rate	Maturity Date	Amount

Variable	3.49%	December 2, 2002	$5,000,000
Fixed	5.12	October 22, 2003	3,000,000
Fixed	5.83	January 12, 2010	2,000,000
Fixed	5.95	November 3, 2010	2,000,000
Fixed	4.98	December 20, 2010	5,000,000
Fixed	3.99	March 21, 2011	5,000,000

			$22,000,000

Each advance requires monthly interest payments at either fixed or adjustable rates. The variable rate is based on the FHLB overnight rate and adjusts quarterly. These borrowings are collateralized by nonspecific loans within the mortgage portfolio and nonspecific qualifying securities within the securities portfolio up to the principal outstanding.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	EARNINGS PER COMMON SHARE:

Basic earnings and diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Earnings per share amounts are based on 946,912 and 943,039 shares outstanding for the nine months ended September 30, 2001 and 2000, respectively. Earnings per share amounts are based on 948,680 and 944,459 shares outstanding for the three months ended September 30, 2001 and 2000, respectively. All share amounts have been restated to reflect stock dividends and splits.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. (the "Corporation"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

Forward-Looking Statements

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.

Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. In addition, recent events relating to the terrorist attacks of September 11, 2001 and other terrorist activities have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Net Income: The Corporation reported net income of $440,895 or $0.46 per share for the third quarter of 2001 compared to $433,126 or $0.46 per share for the third quarter of 2000. Year-to-date net income was $1,414,084 or $1.49 per share for 2001 compared to $1,403,706 or $1.49 per share for 2000.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities. For tax-exempt securities and loans, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.

	Nine month periods ended September 30,
	2001			2000
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Securities	$30,455,922	$1,634,275	7.15%	$31,558,520	$1,815,887	7.67%
Loans (1)	118,536,506	8,039,272	9.04	118,090,938	8,073,563	9.12
Federal funds sold	5,100,823	158,757	4.15	650,000	29,875	6.13
Total earning assets	154,093,251	9,832,304	8.51	150,299,458	9,919,325	8.80

Nonaccrual loans	1,338,602			444,110

Less allowance for
loan losses	(1,669,063)			(1,629,555)
Cash and due from banks	5,369,841			9,107,483
Other nonearning assets	9,550,140			9,248,832

Total assets	$168,682,771			$167,470,328

Total interest-bearing
deposits	$104,404,939	$3,198,600	4.08%	$101,320,978	$2,928,010	3.85%
Other borrowings	25,766,553	953,610	4.93	29,037,476	1,300,919	5.97
Total interest-bearing
liabilities	130,171,492	4,152,210	4.25	130,358,454	4,228,929	4.33

Demand deposits	19,347,434			20,825,400
Other liabilities	2,561,700			1,191,317
Total liabilities	152,080,626			152,375,171
Average equity	16,602,145			15,095,157

Total liabilities and
equity	$168,682,771			$167,470,328

Net interest income		$5,680,094			$5,690,396
Rate spread			4.26%			4.47%
Net interest margin			4.91%			5.05%
__________________________

(1)	Average outstanding balances exclude non-accruing loans.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

	For the Nine Months Ended September 30, 2001 over 2000
	Total	Volume	Rate
Increase (decrease) in interest income
Securities	$(181,612)	$(82,645)	$(98,967)
Loans	(34,291)	40,512	(74,803)
Federal funds sold	128,882	188,667	(59,785)
Net change in tax-equivalent income	(87,021)	146,534	(233,555)

Increase (decrease) in interest expense
Interest-bearing deposits	270,590	121,230	149,360
Other borrowings	(347,309)	(182,031)	(165,278)
Net change in interest expense	(76,719)	(60,801)	(15,918)

Net change in net interest income	$(10,302)	$207,335	$(217,637)

Net Interest Income: Net interest income increased $49,207 or .1% for the nine-month period ended September 30, 2001, and $123,971 or 7.1% to $1,866,567 for the three-month period ended September 30, 2001 compared to the same periods in 2000. The increase in net interest income is primarily attributable to a decrease in the cost of funding from September 30, 2000 to September 30, 2001.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision remained at $135,000 for the nine months ended September 30, 2001 and $45,000 for the three months ended September 30, 2001. Net charge-offs were approximately $35,000 for the third quarter of 2001 compared to net charge-offs of $37,000 for the same period in 2000. Net charge-offs year-to-date were approximately $72,000 as of September 30, 2001 compared to net charge-offs of $115,000 for the same period in 2000. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

	As of and for the nine month periods ended September 30,
	2001	2000

Balance at beginning of period	$1,624,820	$1,619,688
Provision charged to operating expense	135,000	135,000

Recoveries on loans previously charged to the allowance	42,696	34,886
Loans charged-off	(114,345)	(150,152)
Net charge-offs	(71,649)	(115,266)

Balance at end of period	$1,688,171	$1,639,422

Allowance for loan losses as a percentage of
total loans at end of period	1.36%	1.36%

Ratio of net charge-offs to average total loans outstanding
during the period	.0006	.0010

Noninterest Income: Noninterest income for the three months ended September 30, 2001 was approximately $498,000 as compared to approximately $426,000 for the same period in 2000. Noninterest income for the nine months ended September 30, 2001 increased to approximately $1,821,000 from approximately $1,267,000 at September 30, 2000. The increase is attributable in part to an increase in service charges, as well as approximately $282,000 in realized gains on the sale of investment securities during the first nine months of 2001.

Noninterest Expense: Noninterest expense increased to approximately $1.7 million and $5.2 million for the three and nine months ended September 30, 2001 compared to approximately $1.6 million and $4.7 million for the same periods in 2000. Salaries and benefits decreased 4.5% from $847,664 for the three months ended September 30, 2000 to $809,104 for the same period in 2001, and increased 5.5% from $2,412,976 for the nine months ended September 30, 2000 to $2,545,599 for the same period in 2001. The increase in salaries and benefits reflects annual salary increases and additional employees. Other expenses increased from $1,602,000 for the nine months ended September 30, 2000 to $1,842,578 due to increases in supplies expenses and professional fees.

Financial Condition, Liquidity, and Capital Resources

Total assets decreased .04% or $.07 million to approximately $169.5 million at September 30, 2001 compared to approximately $169.6 million at December 31, 2000. Total liabilities decreased .85% or $1.3 million to approximately $151.8 million at September 30, 2001 compared to approximately $153.1 million at December 31, 2000. Total shareholders' equity increased by approximately $1,234,000 to approximately $17,656,000 at September 30, 2001. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts and an increase in the unrealized gain on securities available for sale.

Total loans increased approximately $2.5 million or 2.1% to approximately $123.8 million at September 30, 2001. Deposits increased approximately $1.8 million or 1.5% to approximately $124.7 million at September 30, 2001. The overall impact of these two changes was an increase in the net loan to deposit ratio to 98% at September 30, 2001 from 95% at December 31, 2000.

The Corporation paid dividends of $521,114 during the nine months ended September 30, 2001, compared to $477,880 paid during the same period in 2000.

Shareholders' equity as a percent of total assets was 10.4% at September 30, 2001 compared to 9.3% at December 31, 2000. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash, cash equivalents and investment securities totaled $37,432,181 and $40,379,280 at September 30, 2001 and December 31, 2000, or 22.1% and 23.8% of total assets, respectively. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Bank has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Repurchase agreements totaled $2,844,304 and $2,965,626 at September 30, 2001 and December 31, 2000, respectively.

The Corporation had $22,000,000 and $23,750,000 in advances from the Federal Home Loan Bank at September 30, 2001 and December 31, 2000, respectively. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and nonspecific qualifying securities within the securities portfolio.

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

Date: November 14, 2001	VALLEY RIDGE FINANCIAL CORP. (Registrant) s/Richard L. Edgar Richard L. Edgar, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2001	s/Michael McHugh Michael McHugh, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.