Form 10KSB40
period 2001-12-31
VALLEY RIDGE FINANCIAL CORP
filed 2002-04-01
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   X       No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2001, were $15,015,511.

As of February 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $16,805,740. This amount is based on the sale price of $28 per share for the registrant's stock as of such date.

As of March 28, 2002, the registrant had outstanding 947,676 shares of common stock.

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

Risk Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national economy; and local and global uncertainties created by the terrorist acts of September 11 and the current war on terrorism. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1.  Description of Business.

          Valley Ridge Financial Corp. (the "Corporation") is a Michigan bank holding corporation with its headquarters in Kent City, Michigan. The Corporation was formed on May 20, 1988. The Corporation is the parent company of Valley Ridge Bank, a Michigan banking corporation. Valley Ridge Bank is the Corporation's only subsidiary. Valley Ridge Bank owns a 20% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm and owns 100% of the outstanding shares of Valley Ridge Mortgage Company, a mortgage company that also holds a 6% interest in a title company, Valley Ridge Realty, Inc., a real estate brokerage company, Valley Ridge Financial Services, Inc., an insurance agency and 1423 West Main LLC, a limited liability company that owns a parcel of real estate.

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

          Effective at the close of business on December 6, 1996, the Corporation's two subsidiary banks, The Grant State Bank ("Grant") and Kent City State Bank ("Kent City"), were consolidated into a single banking corporation (the "Consolidation"). The purpose of the Consolidation was to allow the Corporation to further realize operational efficiencies and provide more consistent and improved service to the market areas that the Corporation had been servicing. The Consolidation resulted in a single bank named "Valley Ridge Bank" (the "Bank"). On December 31, 2001, the Bank had assets totaling $168.8 million, deposits of $123.8 million and shareholders' equity of $17.5 million.

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

          The recapitalization of the Savings Association Insurance Fund ("SAIF") was accomplished through the enactment of The Deposit Insurance Funds Act of 1996. This legislation authorized the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until the change in the law, only SAIF member institutions bore the cost of funding these interest payments.

          Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedure Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws, money laundering laws, and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve Board, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

          Bank holding companies may acquire banks and other bank holding companies located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state banking laws. Banks may also establish interstate branch networks through acquisitions and mergers with other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

          Michigan banking laws do not significantly restrict interstate banking. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner of OFIS, (i) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (ii) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (iii) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (iv) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (v) establishment by foreign banks of branches located in Michigan.

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

•

creates a new regulatory classification called a "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complementary" to financial activities, a category to be further defined by regulation, are also authorized for financial holding companies. The Corporation has not elected to be treated as a financial holding company but may do so in the future.

•

provides a system of functional regulation under which, with certain exceptions, activities of banks as securities brokers and investment advisors to mutual funds are subject to regulation and supervision by the Securities and Exchange Commission, eliminating exemptions that banks previously enjoyed. The effect of the law is to "push out" these activities into functionally regulated bank affiliates.

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

Although the GLB Act repealed certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the GLB Act's purposes, certain details of implementing the changes authorized by the GLB Act continue to be the subject of the regulations to be adopted by the Federal Reserve Board, the Securities and Exchange Commission, and other federal agencies.

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

          The Corporation and the Bank employed approximately 105 persons (82 persons on a full-time equivalent basis) at December 31, 2001.

          Certain statistical information describing the business of the Corporation and the Bank appears in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this report and in the Consolidated Financial Statements and notes thereto included in Item 7 of this report.

Item 2.  Description of Property.

          The Corporation maintains its offices and conducts its business operations from the principal banking office of the Bank in Kent City, Michigan. The Bank's principal office is located at 450 West Muskegon Avenue, Kent City, Michigan. These premises encompass approximately 24,000 square feet, most of which is occupied by the Bank and the Corporation. The Corporation also owns a vacant lot located in an industrial park in Coopersville, Michigan.

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

          A nonoperating subsidiary of the Bank, 1423 West Main LLC, owns a bank office at 1423 West Main Street in Fremont, Michigan (1,600 square feet) that the Bank intends to open as a branch.

          As part of its business, the Bank and its subsidiaries generate all types of mortgages. The Bank occasionally purchases mortgages as part of its business, but typically relies on its ability to generate mortgages for most purposes.

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

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

          There is no established public trading market for Valley Ridge Common Stock. Transactions in Valley Ridge Common Stock are occasionally effected by individuals on an informal basis. Some transactions are effected through the involvement of local brokerage firms. The prices at which such transactions are effected are only occasionally reported to the Corporation. As of December 31, 2001, there were approximately 484 record holders of shares of Valley Ridge Common Stock.

          The Corporation has paid regular cash dividends since June 30, 1989. The following table summarizes the quarterly cash dividends paid to common shareholders during the last two full years (adjusted to reflect the 3-for-2 stock split paid in 2000):

Quarter	2000	2001
1st	$ .17	$ .18
2nd	.17	.18
3rd	.17	.19
4th	.17	.20
Total	$ .68	$ .75

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

Twelve Months Ended December 31, 2001 and 2000.

Results of Operations: The Corporation reported net income of $1,725,579 or $1.82 basic and diluted earnings per share for 2001. This was 5.3% lower than the $1,821,967, or $1.93 per share, earned in 2000. The primary reasons for the decrease in net income are as follows: a $490,000 increase in the provision for loan losses and a $810,000 increase in noninterest expenses, offset by a $861,000 increase in noninterest income.

The largest component of operating income is net interest income. Net interest income is the difference between interest and fees earned on earning assets and the interest paid on deposits and other borrowings. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, common stock sales, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities.

	Years ended December 31,
	2 0 0 1			2 0 0 0
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Taxable securities	$17,027,291	$980,485	5.76%	$13,693,067	$972,649	7.10%
Tax-exempt securities (1)	12,868,149	1,173,200	9.12	17,408,135	1,457,495	8.37
Total securities	29,895,440	2,153,685	7.20	31,101,202	2,430,144	7.81
Loans (1)(2)(3)	120,501,625	10,737,252	8.91	117,936,967	10,863,091	9.21
Federal funds sold	3,925,000	163,653	4.17	615,027	38,223	6.21
Total earning assets	154,322,065	13,054,590	8.46	149,653,196	13,331,458	8.91

Nonaccrual loans	945,087			424,464

Less allowance for
loan losses	(1,567,302)			(1,640,198)
Cash and due from banks	6,283,448			6,042,592
Other nonearning assets	9,919,452			9,029,041

Total assets	$169,902,750			$163,509,095

Interest-bearing demand
deposits	$10,643,505	$151,097	1.42%	$13,688,701	$158,084	1.15%
Savings deposits	32,392,749	484,042	1.49	29,650,397	597,419	2.01
Time deposits	60,963,788	3,328,728	5.46	57,736,469	3,294,178	5.71
Total interest-bearing
deposits	104,000,042	3,963,867	3.81	101,075,567	4,049,681	4.01
Other borrowings	25,892,958	1,304,079	5.04	26,602,248	1,775,645	6.67
Total interest-bearing
liabilities	129,893,000	5,267,946	4.06	127,677,815	5,825,326	4.56

Demand deposits	20,471,313			18,344,036
Other liabilities	2,224,351			2,145,538
Total liabilities	152,588,664			148,167,389
Average equity	17,314,086			15,341,706

Total liabilities and
equity	$169,902,750			$163,509,095

Net interest income		$7,786,644			$7,506,132
Rate spread			4.40%			4.35%
Net interest margin			5.05%			5.02%

(1)	Yields reflected have been computed on a tax equivalent basis using a marginal tax rate of 34%.
(2)	Average outstanding balances exclude non-accruing loans.
(3)	Includes loans held for sale.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

	Year ended December 31, 2001 over 2000
	Total	Volume	Rate
Increase (decrease) in interest income
Loans (including loans held for sale)	$(125,839)	$233,147	$(358,986)
Taxable securities	7,836	211,611	(203,775)
Nontaxable securities	(284,295)	(405,318)	121,023
Federal funds sold	125,430	141,911	(16,481)
Net change in tax-equivalent income	(276,868)	181,351	(458,219)

Increase (decrease) in interest expense
Interest-bearing demand deposits	(6,987)	(39,138)	32,151
Savings deposits	(113,377)	51,492	(164,869)
Time deposits	34,550	179,660	(145,110)
Other borrowings	(471,566)	(46,205)	(425,361)
Net change in interest expense	(557,380)	145,809	(703,189)

Net change in tax-equivalent
net interest income	$280,512	$35,542	$244,970

Net interest margin remained strong at 5.05% for 2001, an increase of 3 basis points over 2000.

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.

During 2001, commercial loans with balances totaling approximately $963,000 were charged-off to the allowance for loan losses. Management felt it was necessary to provide an additional $500,000 provision expense as a result of these charge-offs. The remaining charge-offs from 2001 and 2000 primarily consist of smaller balance consumer loans. Activity in the allowance for loan losses is as follows:

	As of and for the years ended December 31,
	2001	2000

Balance at beginning of year	$1,624,820	$1,619,688
Provision for loan losses	680,000	190,000

Recoveries on loans charged-off	59,515	54,464
Loans charged-off	(1,125,242)	(239,332)
Net charge-offs	(1,065,727)	(184,868)

Balance at end of year	$1,239,093	$1,624,820

Allowance for loan losses as a percentage of
total loans as of year end	1.01%	1.34%
Ratio of net charge-offs to average total loans
outstanding during the year	.009	.0016

The allowance for loan losses at December 31, 2001 was 1.11 times impaired loans outstanding at year end. Loan recoveries were 24.87% of the prior year's charge-offs. Net charge-offs increased from $184,868 in 2000 to $1,065,727 in 2001. Management continually evaluates the loan portfolio for probable losses and makes provisions necessary to maintain the allowance at a level appropriate to provide for those losses. The provision increased from $190,000 in 2000 to $680,000 in 2001 due to the additional provision expense incurred as a result of the previously mentioned commercial loan charge-offs. This factor caused the ratio of allowance to total loans to decrease to 1.01% at December 31, 2001 compared to 1.34% at December 31, 2000. Management believes that this level of allowance is adequate to cover inherent losses in the loan portfolio.

Note 4 of the consolidated financial statements provides information concerning impaired and nonaccrual loans. The balance of impaired loans at December 31, 2001 of $1,115,724 is $924,006 lower than the level of impaired loans at December 31, 2000. The decrease can be attributed to the charge-offs of commercial loans with remaining balances of approximately $963,000. Management does not anticipate significant loss exposure relating to the loans classified as impaired.

The allowance for loan losses was allocated in an amount deemed necessary to provide for probable losses within the following loan categories as of December 31:

	(Dollars in thousands)
	2 0 0 1			2 0 0 0
Balance at End of Period Applicable to	Principal Balance	Allocated Allowance	% of Total Loans	Principal Balance	Allocated Allowance	% of Total Loans

Commercial and agricultural	$63,443	$766	52%	$57,064	$735	47%
Real estate - mortgages	43,797	101	36	46,980	132	39
Consumer	15,341	264	12	17,138	346	14
Unallocated		108			412

	$122,581	$1,239	100%	$121,182	$1,625	100%

Noninterest income was $2,397,348 and $1,684,619 for 2001 and 2000, respectively. This increase was attributable to an increase in service charge income and the net realized gain on securities sales. Noninterest expense increased to $6,809,906 compared to $6,265,339 in 2000. Noninterest expense was higher in 2001 largely because of salaries and benefits, which increased $251,331 or 8%. This increase was due to the hiring of additional employees and increase in salaries and insurance for 2001. Legal and professional fees for 2001 increased in comparison to 2000 due to the establishment of a mortgage company subsidiary.

Following are overall return percentages and the dividend pay-out ratio for the past two years:

	2001	2000

Return on average assets	1.02%	1.11%
Return on average equity	9.97	11.88
Dividend pay-out ratio	41.21	35.05
Average equity to average assets ratio	10.19	9.38

Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge's future operating results or financial condition.

Financial Condition, Liquidity, and Capital Resources.

Total assets increased by $224,000 to $169.8 million at December 31, 2001 compared to $169.6 million at December 31, 2000. This growth is attributable to growth in the loan portfolio, which was funded by deposit growth. Total liabilities decreased by $897,000 or .59% to $152.3 million at December 31, 2001 compared to $153.2 million at December 31, 2000. Shareholders' equity increased by $1.1 million in comparison to the prior year. The increase in shareholders' equity is due to the retention of earnings, along with an increase in the unrealized gain on securities available for sale.

Total loans increased by $1.4 million or 1.15% from the balance at December 31, 2000 to $122.6 million at December 31, 2001. Deposits increased by $701,202 or 5.7% to $123.6 million at December 31, 2001. The overall impact of these two changes was an increase in the net loan to deposit ratio to 98.2% at December 31, 2001 compared to 97.3% at December 31, 2000.

Valley Ridge Mortgage Company ("Mortgage Company"), a subsidiary of the Bank that was formed to increase profitability, initiated business during the first quarter of 2001 via the Bank's contribution of most of its residential mortgage loan portfolio. At the same time the Bank also transferred its residential mortgage origination function to the Mortgage Company. Mortgage loans originated and held by the Mortgage Company are serviced by the Bank pursuant to a servicing agreement.

The following table shows the maturity of commercial, consumer, real estate construction and agricultural loans outstanding at December 31, 2001. Also provided below is the amount due after one year classified according to the terms of the loans. Demand loans, loans with no stated maturity and overdrafts are reported as due in one year or less.

	Due in One Year or Less	Due after One Year Through Five Years	Due After Five Years
	(Dollars in thousands)

Commercial	$18,394	$36,062	$1,603
Consumer	2,391	12,482	468
Residential real estate	8,151	30,826	4,820
Agricultural	3,071	3,504	809

	$32,007	$82,874	$7,700

Loans due after one year
With fixed rates		$80,663	$7,628
With floating rates		2,211	72

		$82,874	$7,700

The times remaining until maturity of time certificates of deposit of $100,000 or more at December 31, 2001 were as follows:

Three months or less	$2,900,000
Over three months through six months	1,865,000
Over six months through twelve months	3,100,000
Over twelve months	1,141,000

$9,006,000

Total cash, cash equivalents and investment securities totaled $37.1 million at December 31, 2001 or 21.8% of total assets. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

The following table shows by class of maturities at December 31, 2001, the amounts and weighted average yields of investment securities (1):

	Carrying Value	Average Yield (2)
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S.
Government corporations and agencies
One year or less	$1,451	4.85%
Over five through ten years	1,005	5.75
	2,456	5.22
Obligations of states and political subdivisions
One year or less	2,151	8.46
Over one through five years	1,784	7.09
Over five through ten years	3,774	7.92
Over ten years	4,246	8.28
	11,955	8.02

Mortgage-backed securities	13,033	5.57

	$27,444	6.61%

Because of their variable payments, mortgage-backed securities are not reported by a specific maturity grouping.

(1)	Calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.
(2)

Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on state and municipal securities have been adjusted to a fully taxable equivalent using a federal income tax rate of 34%.

As of December 31, 2001, the securities of no issuer except the U.S. Government had an aggregate carrying value that exceeded 10% of shareholders' equity.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Bank has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Valley Ridge Bank had $3,352,630 and $2,965,626 in repurchase agreements at year end 2001 and 2000, respectively.

The Corporation had $22,000,000 and $23,750,000 in advances from the Federal Home Loan Bank at year-end 2001 and 2000, respectively. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and specific qualifying securities within the securities portfolio.

The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 2001 (dollars in thousands). The Bank remains liability rate sensitive within a one year time horizon.

	Maturity or Repricing Frequency
	0-3 months	3-12 months	1-5 years	5 years+
Interest-earning assets
Loans	$29,889	$42,023	$46,292	$4,377
Securities	2,966	5,122	4,738	16,120
Allowance for loan losses				1,239
Other assets	795			16,250

Total	$33,650	$47,145	$51,030	$37,986

Interest-bearing liabilities
Certificates of deposit	$11,418	$33,914	$11,207
Savings accounts	19,813
Money market accounts	13,436
NOW and Super NOW accounts	10,807
Federal funds purchased	1,000
Securities sold under agreements
to repurchase	3,353
FHLB advances		2,500	19,500
Noninterest-bearing deposits				$22,990
Other liabilities				2,330
	59,827	36,414	30,707	25,320

Shareholders' Equity				17,543

Total	$59,827	$36,414	$30,707	$42,863

Interest sensitivity gap	$(26,177)	$10,731	$20,323	$(4,877)

Cumulative gap	$(26,177)	$(15,446)	$4,877

The above table is based on contractual terms. Mortgage-backed securities were categorized by expected maturities based on prepayment trends as of December 31, 2001. Savings accounts, money market accounts, and NOW accounts are subject to immediate withdrawal and are presented as repricing in the earliest period presented. Although demand and savings accounts, for which rates paid are not readjusted on a pre-established contract cycle and are subject to immediate withdrawal, are presented as repricing in the 0-3 months period, management believes that these types of accounts are not as sensitive to changes in interest rates in the short-term as this presentation would indicate. The practice of underwriting loans with maturity dates of five years or less and with variable rates allows for a repricing of those assets over a relatively short period. Additionally, management does not aggressively price deposits, preferring to maintain a level of lending supported primarily by its base of core deposits. The Corporation's asset/liability management committee meets semi-annually, or more often as needed, to review gap positions and determine management strategies for loan and deposit pricing, purchase and sale of securities, and other borrowing decisions.

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity was $17.5 and $16.4 million at December 31, 2001 and 2000, respectively. The increase during 2001 is attributable to net income from operations and a mark-to-market adjustment for available for sale securities as defined by Statement of Financial Accounting Standard No. 115. The Corporation paid dividends totaling $711,028 in 2001, compared to $638,515 paid during 2000. The board of directors approved a three-for-two stock split which was paid on April 26, 2000. The Corporation's capital ratios exceeded the minimum levels prescribed by the Federal Reserve Board at year-end 2001 and 2000, as shown in Note 17 of the consolidated financial statements.

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

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (the "Act") eliminated many Federal and state law barriers to affiliations among banks, securities firms, insurance companies, and other financial service providers. The overall thrust of the Act is to remove the historic laws that separated commercial banking from other financial service organizations. Companies that are presently engaged primarily in insurance activities or securities activities will be permitted to acquire banks and bank holding companies and vice versa.

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

An FHC may go beyond traditional bank holding company powers and engage in activities that the Federal Reserve deems to be "financial in nature." Prior to the passage of the Act, banks and their subsidiaries could pursue many activities, such as selling insurance, dealing in certain securities, and offering investment advisory services. However, prior regulatory rules generally placed limits on the extent of a bank's and bank holding company's involvement in those activities, or created barriers to entry. The Act allows for a more efficient means for bank holding companies to offer all financial services within the new structure - the FHC.

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

Item 7.  Financial Statements.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Valley Ridge Financial Corp.
Kent City, Michigan

We have audited the accompanying consolidated balance sheets of Valley Ridge Financial Corp. as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Ridge Financial Corp. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Crowe, Chizek and Company LLP

Grand Rapids, Michigan
February 15, 2002

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000
ASSETS
Cash and due from banks	$8,130,078	$7,265,136
Securities available for sale	27,444,295	31,523,131
Other securities	1,502,368	1,502,368
Loans held for sale	933,150	164,200

Loans	122,581,155	121,181,709
Allowance for loan losses	(1,239,093)	(1,624,820)
	121,342,062	119,556,889

Accrued interest receivable	972,535	1,241,241
Premises and equipment, net	5,423,504	4,931,871
Cash surrender value of life insurance policies	2,725,529	2,431,397
Other assets	1,337,063	970,187

Total assets	$169,810,584	$169,586,420

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$22,990,091	$19,671,065
Interest-bearing	100,595,152	103,212,976
Total	123,585,243	122,884,041
Federal funds purchased	1,000,000	1,600,000
Securities sold under agreement to repurchase	3,352,630	2,965,626
Federal Home Loan Bank advances	22,000,000	23,750,000
Accrued expenses and other liabilities	2,329,881	1,964,791
Total liabilities	152,267,754	153,164,458

Shareholders' equity
Common stock, no par value: 2,000,000 shares
authorized and 947,676 and 944,912 shares
outstanding in 2001 and 2000	8,034,990	7,917,009
Retained earnings	9,293,474	8,278,923
Unearned restricted stock	(145,062)	(116,760)
Accumulated other comprehensive income	359,428	342,790
Total shareholders' equity	17,542,830	16,421,962

Total liabilities and shareholders' equity	$169,810,584	$169,586,420

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2001 and 2000

	2001	2000
Interest income
Loans, including fees	$10,699,713	$10,863,091
Federal funds sold	163,653	38,223
Securities
Taxable	980,485	972,649
Nontaxable	774,312	961,947
Total interest income	12,618,163	12,835,910

Interest expense
Deposits	3,963,867	4,049,681
Federal Home Loan Bank advances	1,126,587	1,540,356
Securities sold under agreement to repurchase	91,014	92,978
Federal funds purchased and other	86,478	144,326
Total interest expense	5,267,946	5,827,341

Net interest income	7,350,217	7,008,569

Provision for loan losses	680,000	190,000

Net interest income after provision for loan losses	6,670,217	6,818,569

Noninterest income
Service charges	1,413,373	999,625
Net gains on sales of securities	396,082	5,050
Net gains on sales of loans	48,660	9,084
Net gains on sales of premises and equipment	0	11,659
Income earned on life insurance policies	159,600	160,451
Other income	379,633	498,750
Total noninterest income	2,397,348	1,684,619

Noninterest expense
Salaries and benefits	3,399,187	3,147,856
Occupancy	504,423	462,655
Furniture and fixtures	582,506	551,597
Legal and professional fees	312,654	163,971
Directors' fees	135,679	138,675
Data processing	308,562	305,184
Advertising	137,604	140,935
Supplies and postage	166,426	156,317
Other	1,262,865	1,198,149
Total noninterest expense	6,809,906	6,265,339

Income before federal income tax	2,257,659	2,237,849

Federal income tax expense	532,080	415,882

Net income	$1,725,579	$1,821,967
Basic and diluted earnings per share	$1.82	$1.93

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2001 and 2000

	Common Stock	Retained Earnings	Unearned Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2000	$7,866,728	$7,098,379	$(78,487)	$(323,609)	$14,563,011

Comprehensive income:
Net income		1,821,967			1,821,967
Change in unrealized gain (loss) on
securities available for sale, net of reclassification and tax effects				666,399	666,399
Total comprehensive income					2,488,366

Cash dividend ($0.68 per share)		(638,515)			(638,515)

Fractional shares paid on 3-for-2 stock split		(2,908)			(2,908)

Issuance of restricted stock awards (unearned)	53,475		(53,475)

Restricted stock awards earned			15,202		15,202

Stock options exercised	25,766				25,766

Stock repurchased	(28,960)				(28,960)

Balance, December 31, 2000	7,917,009	8,278,923	(116,760)	342,790	16,421,962

Comprehensive income:
Net income		1,725,579			1,725,579
Change in unrealized gain (loss) on
securities available for sale, net of reclassification and tax effects				16,638	16,638
Total comprehensive income					1,742,217

Cash dividend ($0.75 per share)		(711,028)			(711,028)

Issuance of restricted stock awards (unearned)	56,729		(56,729)

Restricted stock awards earned			27,999		27,999

Forfeited restricted stock awards	(428)		428

Stock options exercised	61,680				61,680

Balance, December 31, 2001	$8,034,990	$9,293,474	$(145,062)	$359,428	$17,542,830

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2001 and 2000

	2001	2000
Cash flows from operating activities
Net income	$1,725,579	$1,821,967
Adjustments to reconcile net income
to net cash from operating activities
Depreciation and amortization	543,989	500,916
Amortization of the premiums and
discounts on securities, net	102,261	19,960
Provision for loan losses	680,000	190,000
Net gains on sales of securities	(396,082)	(5,050)
Net gains on sales of loans	(48,660)	(9,084)
Loans originated for sale	(18,493,847)	(1,802,400)
Proceeds from loans sold	17,773,557	1,716,730
Net gains on sales of premises and equipment		(11,659)
Net change in
Accrued interest receivable and other assets	(305,356)	(240,815)
Accrued expenses and other liabilities	384,518	404,949
Net cash from operating activities	1,965,959	2,585,514

Cash flows from investing activities
Loan originations and payments, net	(2,556,893)	(4,662,130)
Proceeds from
Sales of securities available for sale	20,505,876	2,659,873
Repayments and maturities of securities available for sale	10,666,720	2,115,797
Sales of premises and equipment		29,589
Purchases of
Securities available for sale	(26,774,730)	(5,150,211)
Federal Reserve Bank stock		(61,140)
Premises and equipment	(1,030,848)	(378,117)
Net cash from investing activities	810,125	(5,446,339)

Cash flows from financing activities
Net increase in deposits	701,202	3,572,345
Net change in federal funds purchased	(600,000)	(200,000)
Net increase (decrease) in securities sold under agreements
to repurchase	387,004	(2,009,459)
Advances from Federal Home Loan Bank	7,500,000	15,750,000
Repayments of Federal Home Loan Bank advances	(9,250,000)	(17,000,000)
Shares repurchased		(28,960)
Stock options exercised	61,680	25,766
Fractional shares paid		(2,908)
Dividends paid	(711,028)	(638,515)
Net cash from financing activities	(1,911,142)	(531,731)

Net change in cash and cash equivalents	864,942	(3,392,556)

Cash and cash equivalents at beginning of year	7,265,136	10,657,692

Cash and cash equivalents at end of year	$8,130,078	$7,265,136

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$4,674,273	$5,693,227
Income taxes	659,500	421,000

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include Valley Ridge Financial Corp., its wholly owned subsidiary, Valley Ridge Bank, and its wholly owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, Inc., and Valley Ridge Financial Services, Inc. after elimination of significant intercompany transactions and accounts.

Nature of Operations: Valley Ridge Financial Corp. ("Corporation") is a regional, community-based financial institution, that owns all of the outstanding stock of Valley Ridge Bank ("Bank"). The Bank's loan and deposit accounts are primarily with customers located in Western Michigan, within the counties of Kent, Ottawa, Muskegon and Newaygo. The Bank also owns all of the outstanding stock of three subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, Inc., and Valley Ridge Financial Services, Inc. The primary business of these subsidiaries are real estate sales, mortgage banking and insurance, respectively. Substantially all revenues are derived from banking products and services.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

Securities: Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

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
December 31, 2001 and 2000

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of cost or market when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

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
December 31, 2001 and 2000

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

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Proforma disclosures of net income and earnings per share are shown using the fair value method to measure expense for options granted, using an option pricing model to estimate fair value.

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

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Operating Segments: While the Corporation's chief decision-makers monitor the revenue streams of the various Bank products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Corporation's financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in prior financial statements have been reclassified to conform with the current presentation.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Corporation's financial statements.

NOTE 2 - CASH AND DUE FROM BANKS

Minimum cash balances, which are based on the deposit levels of the Bank, are required to be maintained by the Federal Reserve as legal reserve requirements. Cash balances restricted from usage due to these requirements were approximately $775,000 and $751,000 at year-end  2001 and 2000, respectively.

NOTE 3 - SECURITIES

The amortized cost and fair values of securities available for sale at year-end were as follows:

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
2001
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$2,480,837	$5,098	$(28,755)	$2,457,180
Obligations of states and
political subdivisions	11,572,911	399,877	(18,183)	11,954,605
	14,053,748	404,975	(46,938)	14,411,785
Mortgage-backed securities	12,845,958	190,441	(3,889)	13,032,510

	$26,899,706	$595,416	$(50,827)	$27,444,295

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 3 - SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
2000
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$9,912,844	$25,095	$(102,676)	$9,835,263
Obligations of states and
political subdivisions	18,472,618	679,702	(92,055)	19,060,265
	28,385,462	704,797	(194,731)	28,895,528
Mortgage-backed securities	2,618,291	15,345	(6,033)	2,627,603

	$31,003,753	$720,142	$(200,764)	$31,523,131

Other Securities

	2001	2000

Federal Reserve Bank stock	$241,140	$241,140
Federal Home Loan Bank stock	1,250,000	1,250,000
Federal Agricultural Mortgage Corporation stock	11,228	11,228

	$1,502,368	$1,502,368

The amortized cost and fair values of debt securities at year-end 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Values

Due in one year or less	$3,605,797	$3,602,338
Due after one year through five years	1,738,347	1,783,624
Due after five years through ten years	4,683,113	4,779,696
Due after ten years	4,026,491	4,246,127
	14,053,748	14,411,785
Mortgage-backed securities	12,845,958	13,032,510

	$26,899,706	$27,444,295

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 3 - SECURITIES (Continued)

Gross gains from sales of securities available for sale were $433,988 and $52,609 for 2001 and 2000, respectively. Gross losses on those sales were $37,906 and $47,559 for 2001 and 2000, respectively.

Securities with a par value of approximately $400,000 were pledged to secure public deposits and for various other purposes as required or permitted by law at December 31, 2001 and 2000. Securities with a par value of approximately $4,896,000 and $3,000,000 were pledged to secure short-term borrowings at year-end 2001 and 2000. Nonspecific securities were pledged to secure Federal Home Loan Bank advances at year-end 2001 and 2000.

NOTE 4 - LOANS

Year-end loans are as follows:

	2001	2000

Commercial	$56,058,403	$51,225,173
Residential real estate	43,797,146	46,979,856
Consumer	15,341,485	17,138,037
Agricultural	7,384,121	5,838,643
	122,581,155	121,181,709
Less allowance for loan losses	(1,239,093)	(1,624,820)
	$121,342,062	$119,556,889

Loans serviced for others were $29,128,566 and $18,231,571 at year-end 2001 and 2000, respectively.

Activity in the allowance for loan losses was as follows:

	2001	2000

Beginning balance	$1,624,820	$1,619,688
Provision for loan losses	680,000	190,000
Loans charged-off	(1,125,242)	(239,332)
Recoveries	59,515	54,464

Ending balance	$1,239,093	$1,624,820

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 4 - LOANS (Continued)

Impaired loans are as follows:

	2001	2000

Year-end loans with no allowance for loan losses allocated	$1,115,724	$2,039,730
Year-end loans with allowance for loan losses allocated	0	0

Total	$1,115,724	$2,039,730

Amount of the allowance allocated	$0	$0

Average of impaired loans during the year	$1,994,516	$1,241,334
Interest income recognized during impairment	95,694	122,873
Cash basis interest income recognized	114,619	86,665

Nonperforming loans, included in impaired loans, are as follows:

	2001	2000

Loans past due over 90 days still on accrual	$0	$0
Nonaccrual loans	102,895	1,005,274

NOTE 5 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment are as follows:

	2001	2000

Land	$521,730	$305,422
Building and improvements	4,501,807	3,988,595
Furniture and equipment	4,752,084	4,450,567
	9,775,621	8,744,584
Less accumulated depreciation	(4,352,117)	(3,812,713)

	$5,423,504	$4,931,871

Depreciation expense was approximately $539,000 and $496,000 for 2001 and 2000, respectively.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

NOTE 6 - DEPOSITS

Deposits at year-end are summarized as follows:

	2001	2000

Noninterest-bearing demand deposit accounts	$22,990,091	$19,671,065
Money market accounts	13,435,670	13,138,870
NOW and Super NOW accounts	10,806,760	10,561,623
Savings accounts	19,812,715	18,840,048
Time deposits	56,540,007	60,672,435

	$123,585,243	$122,884,041

At year-end 2001, stated maturities of all time deposits were as follows for the years ending December 31:

2001

2002	$45,624,669
2003	4,987,296
2004	2,048,834
2005	2,739,445
2006	871,954
Thereafter	267,809

$56,540,007

Time deposits in denominations of $100,000 or more were $9,006,000 and $12,420,000 at year-end 2001 and 2000, respectively.

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2001	2000

Amount outstanding at year-end	$3,352,630	$2,965,626
Weighted average interest rate at year-end	1.23%	4.85%
Average daily balance during the year	$2,977,419	$1,951,292
Weighted average interest rate during the year	3.06%	4.76%
Maximum month end balance during the year	$4,018,911	$5,142,475

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

The Corporation had the following advances from the Federal Home Loan Bank at year-end:

Maturity Date	Interest Rate	2001	2000

Variable Rate
March 19, 2001	6.70%		$3,000,000
April 30, 2001	6.70		2,750,000
June 4, 2001	6.70		1,000,000
December 2, 2002	2.08	$2,500,000	5,000,000

Fixed Rate
October 22, 2003	5.12	3,000,000	3,000,000
December 4, 2006	5.16	2,500,000
January 12, 2010	5.83	2,000,000	2,000,000
November 3, 2010	5.95	2,000,000	2,000,000
December 20, 2010	4.98	5,000,000
March 31, 2011	3.99	5,000,000	5,000,000

		$22,000,000	$23,750,000

The variable rate advance has an interest rate equal to the three month LIBOR less 3 basis points and adjusts quarterly. Several of the advances are subject to prepayment penalties. The advances are collateralized by a blanket lien on first mortgage loans and U.S. Government agency mortgage-backed securities totaling $34,043,181 and $35,944,760 at year-end 2001 and 2000, respectively.

At year-end, scheduled maturities are as follows:

2002	$2,500,000
2003	3,000,000
2004	0
2005	0
2006	2,500,000
Thereafter	14,000,000

$22,000,000

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 9 - FEDERAL INCOME TAXES

The provision for income taxes consists of:

	2001	2000

Current	$438,878	$462,894
Deferred	93,202	(47,012)

	$532,080	$415,882

Year-end deferred tax assets and liabilities consist of:

	2001	2000
Deferred tax assets
Allowance for loan losses	$270,055	$401,202
Deferred loan fees	38,177	64,806
Deferred compensation	442,738	357,267
Core deposit	10,660	16,545
Other	12,961	14,337
	774,591	854,157
Deferred tax liabilities
Net unrealized appreciation on securities available for sale	(185,161)	(176,588)
Fixed assets	(195,956)	(215,474)
Other	(102,161)	(69,009)
	(483,278)	(461,071)

Net deferred tax asset	$291,313	$393,086

No valuation allowance has been recorded against the deferred tax assets.

The effective tax rate differs from the statutory federal income tax rate as follows:

	2001	2000

Statutory rates	$767,604	$760,869
Increase (decrease) from
Tax-exempt interest	(276,300)	(342,900)
Nondeductible interest expense	37,575	45,207
Income related to life insurance policies	(28,560)	(28,849)
Other, net	31,761	(18,445)

Income tax expense	$532,080	$415,882

Effective tax rate	23.39%	18.58%

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 10 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	2001	2000
Basic
Net income	$1,725,579	$1,821,967
Weighted average common shares outstanding	946,551	942,825

Basic earnings per common share	$1.82	$1.93

Diluted
Net income	$1,725,579	$1,821,967

Weighted average common shares outstanding
for basic earnings per common share	946,551	942,825
Add: Dilutive effect of assumed
exercises of stock options	2,341	2,056

Average shares and dilutive potential
common shares	948,892	944,881

Diluted earnings per common share	$1.82	$1.93

Stock options for 4,704 and 4,600 shares of common stock were not considered in computing diluted earnings per common share for 2001 and 2000 because they were antidilutive.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a profit sharing 401(k) plan for substantially all employees ("Plan"). Under the Plan, employees may make voluntary contributions based on a percentage of compensation. The Plan also allows the Corporation, at the discretion of the board of directors, to provide an annual contribution. The Corporation's profit sharing contribution to the Plan was $165,000 and $158,000 in 2001 and 2000, respectively. Additionally, the Corporation made 401(k) matching contributions to the Plan of $52,000 and $48,000 in 2001 and 2000, respectively.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 12 - STOCK INCENTIVE PLAN

A stock incentive plan was established during 1998 for directors, officers, and other key employees of the Corporation and its subsidiaries. The plan authorizes the issuance of up to 45,000 shares in the form of stock options and restricted stock awards.

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

A summary of the activity in the plan is as follows:

		Stock Options		Restricted Stock
	Authorized	Options	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Balance outstanding
January 1, 2000	27,551	3,780	$20.44	8,325	$20.90

Granted	(7,270)	5,244	26.67	2,026	26.67
Exercised		(1,106)	26.67
Forfeited	30			(30)	18.59

Balance outstanding
December 31, 2000	20,311	7,918	26.03	10,321	22.04

Granted	(7,400)	5,374	28.00	2,026	28.00
Exercised		(2,650)	23.26
Forfeited	23			(23)	18.59

Balance outstanding
December 31, 2001	12,934	10,642	$26.28	12,324	$18.42

Options exercisable and restricted stock vested
at year-end		10,642	$26.33	6,654	$21.10

Compensation expense related to restricted stock awards was $27,999 and $15,202 for 2001 and 2000, respectively.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 12 - STOCK INCENTIVE PLAN (Continued)

The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation cost for stock option plans. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. No compensation cost was actually recognized for stock options.

	2001	2000

Net income as reported	$1,725,579	$1,821,967
Pro forma net income	1,706,716	1,806,994

Basic earnings per share as reported	1.82	1.93
Pro forma basic earnings per share	1.80	1.92

Diluted earnings per share as reported	1.82	1.93
Pro forma diluted earnings per share	1.80	1.91

Weighted-average grant-date fair value per option	3.44	3.41

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:

	2001	2000

Risk-free interest rate	4.59%	6.67%
Expected option life	4 years	4 years
Expected stock price volatility	14.1%	14.1%
Dividend yield	2.74%	2.67%

NOTE 13 - DIRECTOR DEFERRED COMPENSATION PLAN

The Corporation instituted a Director Deferred Compensation Plan in 1994, whereby directors may periodically defer a portion of current compensation. The Corporation has committed to pay to the directors, or the directors' designated beneficiaries or survivors, the total amount of deferred compensation plus accumulated interest at or following retirement. The interest is added to the accumulated deferred compensation liability at a periodic compound rate. The agreement also addresses termination, disability or death prior to retirement. The portion of the compensation expense deferred for 2001 and 2000 was $115,454 and $126,740, respectively. The accrued deferred compensation liability was $1,105,935 and $919,394 as of December 31, 2001 and 2000, respectively, and is included in other liabilities.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 14 - RELATED PARTIES

Certain directors and executive officers of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers of the Corporation. At December 31, 2001 and 2000, the Corporation had approximately $2,457,000 and $2,494,000, respectively, in outstanding loans to directors and executive officers. New loans and repayments were $690,000 and $727,000, respectively, during 2001.

Related party deposits totaled approximately $1,049,000 and $1,102,000 at year-end 2001 and 2000, respectively.

NOTE 15 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

There are various contingent liabilities that are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Corporation's financial condition or results of operations.

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

Commitments at year-end are as follows:

	2001	2000

Commitments to make loans	$2,974,000	$1,653,000
Commercial unused lines of credit	12,426,000	14,371,000
Consumer unused lines of credit	2,133,000	1,862,000
Standby letters of credit	0	104,000

Substantially all of the commitments to make loans at December 31, 2001 were made at fixed rates ranging from 7.50% to 8.25%. These commitments generally have termination dates of one year or less and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments at year-end were as follows, in thousands:

	2 0 0 1		2 0 0 0
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$8,130	$8,130	$7,265	$7,265
Securities available for sale	27,444	27,444	31,523	31,523
Other securities	1,502	1,502	1,502	1,502
Loans held for sale	933	933	164	164
Loans, net	121,342	122,834	119,556	118,405
Accrued interest receivable	973	973	1,241	1,241

Financial liabilities
Deposits	123,585	124,283	122,884	122,924
Accrued interest payable	235	235	362	362
Short-term borrowings	4,353	4,353	4,566	4,566
Federal Home Loan Bank advances	22,000	20,467	23,750	23,804

The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and due from banks, demand deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. The fair value of debt is based on currently available rates for similar financing. The fair value of loan commitments and other off-balance-sheet items are based on the current fees or cost that would be charged to enter into or terminate such arrangements, and are considered to have nominal value at year-end 2001 and 2000.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 17 - REGULATORY MATTERS

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

Actual capital levels and minimum required levels (in millions) for the Corporation and the Bank were:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2001
Total capital (to risk weighted assets)
Consolidated	$18.4	14.9%	$9.9	8.0%	$12.4	10.0%
Bank	18.0	14.6	9.9	8.0	12.3	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	17.2	13.9	4.9	4.0	7.4	6.0
Bank	16.8	13.6	4.9	4.0	7.4	6.0
Tier 1 capital (to average assets)
Consolidated	17.2	10.1	6.8	4.0	8.5	5.0
Bank	16.8	9.9	6.8	4.0	8.5	5.0

2000
Total capital (to risk weighted assets)
Consolidated	$17.6	14.3%	$9.8	8.0%	$12.3	10.0%
Bank	17.2	14.1	9.8	8.0	12.2	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	16.1	13.1	4.9	4.0	7.4	6.0
Bank	15.7	12.8	4.9	4.0	7.3	6.0
Tier 1 capital (to average assets)
Consolidated	16.1	9.6	6.7	4.0	8.3	5.0
Bank	15.7	9.4	6.7	4.0	8.3	5.0

The Corporation and the Bank were categorized as well capitalized at year-end 2001 and 2000.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 18 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

	2001	2000

Unrealized holding gains and losses on
available-for-sale securities	$421,291	$1,014,745
Less reclassification adjustments for gains
later recognized in income	(396,082)	(5,050)
Net unrealized gains	25,209	1,009,695
Tax effect	(8,571)	(343,296)

Other comprehensive income	$16,638	$666,399

NOTE 19 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements.

CONDENSED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Cash	$240,961	$297,931
Investment in subsidiaries	17,150,146	16,043,642
Other assets	172,736	116,308

Total assets	$17,563,843	$16,457,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$21,013	$35,919
Shareholders' equity	17,542,830	16,421,962

Total liabilities and shareholders' equity	$17,563,843	$16,457,881

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 19 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2001	2000
Income
Dividends from subsidiary	$682,500	$630,000
Other	0	45,330
Total income	682,500	675,330

Expenses
Other operating expenses	46,787	86,408

Income before income tax and equity in
undistributed net income of subsidiaries	635,713	588,922

Equity in undistributed net income of subsidiaries	1,089,866	1,233,045

Net income	$1,725,579	$1,821,967

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2000
Operating activities
Net income	$1,725,579	$1,821,967
Adjustments to reconcile net income to
net cash from operating activities
Equity in undistributed net income of subsidiary	(1,089,866)	(1,233,045)
Change in other assets and liabilities	(43,335)	35,336
Net cash from operating activities	592,378	624,258

Financing activities
Dividends paid	(711,028)	(638,515)
Repurchase of common stock	0	(28,960)
Stock options exercised	61,680	25,766
Net cash from financing activities	(649,348)	(641,709)

Net change in cash	(56,970)	(17,451)

Cash at beginning of year	297,931	315,382

Cash at end of year	$240,961	$297,931

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

          Directors With Terms Expiring in 2002

          Michael E. McHugh (age 52) has been a director of the Corporation and/or Kent City since 1989. Mr. McHugh is Secretary, Treasurer and Chief Financial Officer of the Corporation. Mr. McHugh has also been Executive Vice President of the Bank (and, before the Consolidation, Kent City) since 1987.

          Dennis C. Nelson (age 53) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1985 until the Merger. Mr. Nelson is a dentist practicing in Grant, Michigan.

          John J. Niederer (age 66) has been a director of the Corporation and/or Kent City since 1993. Mr. Niederer retired in 2000. Before his retirement, he had been President and sole shareholder of Greenridge Fruit, Inc., a distributor of fruit, since 1990. Prior to that, Mr. Niederer was Vice President of Wm. Bolthouse Farms, Inc., a producer and distributor of vegetables.

          Donald Swanson (age 67) has been a director of the Corporation and/or Kent City since 1981. Mr. Swanson is Chairman and a majority shareholder of Swanson Pickle Co., Inc., a producer and distributor of pickles.

          Donald VanSingel (age 58) has been Vice Chairman and a director of the Corporation since the Merger and was Chairman of Community and/or Grant from 1982 until the Merger and a director of Community and/or Grant from 1973 until the Merger. Mr. VanSingel has been a consultant for Governmental Consultant Services, Inc. since 1993. Prior to that, Mr. VanSingel served in the Michigan House of Representatives.

          Directors With Terms Expiring in 2003

          Jerome B. Arends (age 57) has been a director of the Corporation and/or Kent City since 1987. Mr. Arends was Chief Executive Officer and President of Ravenna Farm Equipment, Inc., a distributor of farm implements and equipment, until early 1999. Mr. Arends was Store Manager and a salesman for Kent Power Equipment, Inc., a distributor of farm equipment, from 1999 until his retirement in 2000.

          K. Timothy Bull (age 54) has been a director of the Corporation and/or Kent City since 1993 and was also a director of the Corporation from 1988 until 1991. Mr. Bull is President and sole shareholder of Moon Lake Orchards, Inc., a producer of fruit.

          Richard L. Edgar (age 57) has been a director of the Corporation and/or Kent City since 1974. Mr. Edgar has been President and Chief Executive Officer of the Corporation since 1988, and President and Chief Executive Officer of the Bank (and, before the Consolidation, Kent City) since 1987. Prior to that, Mr. Edgar served Kent City in various management and other capacities since 1963. Mr. Edgar is also a director of West Shore Computer Services, Inc., a data processing company in which the Bank is a 20% shareholder.

          Paul K. Spoelman (age 66) has been a director of the Corporation and/or Kent City since 1994. Mr. Spoelman is an accountant with and founder of Spoelman, Hovingh & Feldt, Inc., an accounting firm.

          Directors With Terms Expiring in 2004

          Gary Gust (age 57) has been a director of the Corporation and/or Kent City since 1991. Mr. Gust is President and sole shareholder of Gust Construction Company, a general contractor.

          Ronald L. Hansen (age 57) has been a director of the Corporation since the Merger and was a director of Community from 1990 until the Merger. Mr. Hansen has been Vice President of the Corporation since the Merger and a Senior Vice President of the Bank since the Consolidation. Prior to that, Mr. Hansen was Secretary of Community from 1994 until the Merger, President and Chief Executive Officer of Grant from 1994 until the Consolidation, a director of Grant from 1982 until the Consolidation and Vice President and Cashier of Grant from 1982 until 1994. Prior to that, Mr. Hansen served Grant in various management and other capacities since 1973.

          Robert C. Humphreys (age 63) has been a director of the Corporation and/or Kent City since 1988. Mr. Humphreys has been Chairman of the Board of the Corporation and the Bank (and, before the Consolidation, Kent City) since 1993. Mr. Humphreys owns and operates Humphreys Orchards, a producer of fruit.

          Ben J. Landheer (age 66) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1991 until the Merger. Mr. Landheer owns and operates Landheer Insurance Agency, an agent for insurance companies offering a broad range of insurance products.

          Executive Officers Who Are Not Directors

          Robert L. Karpinski (age 61) is Senior Vice President of the Bank and has served the Bank in various executive capacities since January 1985.

          As of the date of this Form 10-KSB, directors and officers of the Corporation and persons who beneficially own more than 10% of the outstanding shares of Valley Ridge Common Stock were not subject to the reporting obligations of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 10.  Executive Compensation.

          The following table shows certain information concerning the compensation for services rendered during each of the three years in the period ended December 31, 2001, of the Chief Executive Officer of the Corporation and each executive officer of the Corporation who earned annual salary and bonus compensation in excess of $100,000 during 2001. Messrs. Edgar, McHugh and Hansen were compensated by the Bank in the capacities indicated in the table.

SUMMARY COMPENSATION TABLE

				Long-Term Compensation
		Annual Compensation		Awards
Name and Principal Position	Year	Salary(1)	Bonus(2)	Restricted Stock Awards(3)	Number of Shares Underlying Options	All Other Compensation(4)

Richard L. Edgar	2001	$ 153,412	$ 25,000	$ 10,080	600	$ 23,478
Director, President	2000	147,950	--	16,002	600	23,301
and Chief Executive	1999	142,250	23,000	28,000	--	19,927
Officer of the Corporation
and the Bank

Michael E. McHugh	2001	$ 107,188	$ 10,000	$ 7,364	450	$ 17,548
Director, Secretary,	2000	103,500	20,000	12,002	450	14,877
Treasurer and Chief	1999	98,450	11,500	21,000	--	16,564
Financial Officer of the
Corporation and Director
and Executive Vice
President of the Bank

Ronald L. Hansen	2001	$ 94,165	$ 7,500	$ 5,656	337	$ 15,398
Director and	2000	90,970	15,000	9,014	337	14,971
Vice President	1999	87,450	7,125	15,750	--	11,913
of the Corporation
and Director and
Senior Vice President
of the Bank

____________________________

(1)	Includes compensation deferred under the Corporation's Profit Sharing/401(k) Plan and director fees paid by the Bank.

(2)	Includes compensation deferred under the Corporation's Profit Sharing/401(k) Plan.

(3)

The values of restricted stock awards reported in this column are calculated using the market price of Valley Ridge Common Stock on the date of grant. At December 31, 2001, each of the named executive officers held shares of restricted stock. Dividends will be paid on shares of restricted stock at the same rate dividends are paid on Valley Ridge Common Stock. The number of shares of restricted stock held by each named individual and the aggregate value of those shares (based on the market price of Valley Ridge Common Stock on December 31, 2001) at the end of the Corporation's fiscal year are set forth below:

	Number of Shares	Aggregate Value

Mr. Edgar	1,680	$ 47,040
Mr. McHugh	1,245	34,860
Mr. Hansen	947	26,516

Awards of restricted stock vest as follows: for awards made in 1999, 50% of the shares vest on the date of grant and 10% of the shares vest on each anniversary of the date of grant thereafter; for awards made in 2000 and 2001, 20% of the shares vest on each anniversary of the date of grant. In 2001, 2000, and 1999, respectively, Mr. Edgar was awarded 600, 600, and 1,200 shares of restricted stock; Mr. McHugh was awarded 450, 450, and 900 shares of restricted stock; and Mr. Hansen was awarded 338, 338, and 675 shares of restricted stock.

(4)

All other compensation for 2001 includes: (i) contributions by the Corporation under the Profit Sharing/401(k) Plan; and (ii) amounts paid by the Bank for life insurance. The amounts included for each such factor for 2001 are:

	(i)	(ii)
Mr. Edgar	$ 22,411	$1,067
Mr. McHugh	17,172	376
Mr. Hansen	14,785	613

          The following tables set forth information regarding stock options granted to the named executive officers during the last fiscal year and stock options held by them at the end of the last fiscal year. No named executive officer exercised any stock options during 2001.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Richard L. Edgar	600	30%	$ 28	July 1, 2011
Michael E. McHugh	450	22	28	July 1, 2011
Ronald L. Hansen	337	17	28	July 1, 2011
____________________
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

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard L. Edgar	1,200	--	$198	--
Michael E. McHugh	900	--	149	--
Ronald L. Hansen	674	--	111	--

______________________

(1)	Based on a market value of $27.50 per share at December 31, 2001, adjusted to reflect stock splits.

          During 2001, the Bank compensated its directors at the rate of $4,600 per year and $400 per regular board meeting attended, except that the Chairman of the Board was paid $500 per meeting attended. Directors who were not executive officers of the Corporation or the Bank also received $125 per committee meeting attended. The Corporation has entered into deferred compensation agreements with some of its directors under which payments will be made to the directors after their retirement. In addition, all nonemployee directors who are serving on the applicable date automatically receive annually, on the later of the date of the close of the annual meeting of shareholders or the date on which the Corporation receives the appraisal of Valley Ridge Common Stock for purposes of contributions to the Corporation's Employee Stock Ownership Plan (the "Appraisal"), a stock option to purchase a number of shares of Valley Ridge Common Stock equal to the sum of (i) the annual cash retainer fees payable to a director in effect on the date of grant and (ii) the amount of the normal meeting fees payable to a director for attendance at a regular monthly meeting of the board of directors in effect on the date of grant multiplied by 12, divided by the per share value of Valley Ridge Common Stock set forth in the Appraisal.

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

          Mr. Edgar and Mr. McHugh have employment agreements with the Corporation under which Mr. Edgar serves as President and Chief Executive Officer of the Corporation and the Bank, and Mr. McHugh serves as Secretary, Treasurer and Chief Financial Officer of the Corporation and as Executive Vice President of the Bank. Mr. Edgar's agreement provides for a minimum annual salary of $116,761, or any increased amount authorized by the board of directors, and Mr. McHugh's agreement provides for a minimum annual salary of $80,340, or any increased amount authorized by the board of directors. Both agreements provide for annual salary reviews and bonuses in the discretion of the board of directors. Both agreements provide that if the Corporation terminates the executive's employment other than for "cause" or due to the executive's extended "disability" (as those terms are defined in the agreements), or if the executive terminates the employment for "good reason" (as defined in the agreements), the executive will be entitled to severance pay consisting of continuation of his salary and benefits for the remaining term of his agreement. Severance pay would be reduced by the amount of any disability benefits received by the executive (other than benefits under a specifically identified disability insurance policy) and would also be reduced as much as necessary to avoid any part of the executive's compensation from the Corporation being classified as "excess parachute payments" under Section 280G of the Internal Revenue Code. Severance pay is subject to discontinuance if the executive materially competes with the Corporation. The term of Mr. Edgar's agreement is five years and extends one year on each anniversary of the effective date unless the board of directors gives written notice of its intention not to extend the term. The term of Mr. McHugh's agreement is five years and expires on January 1, 2003.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth information concerning the number of shares of Valley Ridge Common Stock held as of December 31, 2001 by each shareholder who is known to the Corporation's management to have been the beneficial owner of more than 5% of the outstanding shares of Valley Ridge Common Stock as of that date:

	Amount and Nature of Beneficial Ownership of Valley Ridge Common Stock (1)

Name and Address of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership	Percent of Class
Robert C. Humphreys 17660 Westbrook Drive Casnovia, MI 49318	35,579	30,985	66,564	7.0%

Valley Ridge Profit Sharing Plan Trust(4) c/o Valley Ridge Bank 450 West Muskegon Avenue Kent City, MI 49330	--	86,595	86,595	9.1

Richard L. Edgar(3)(4) 450 West Muskegon Avenue Kent City, MI 49330	53,635	--	53,635	5.7
__________________________
(Footnotes begin on next page.)

          The following table shows certain information concerning the number of shares of Valley Ridge Common Stock held as of December 31, 2001, by each of the Corporation's directors, each of the named executive officers and all of the Corporation's directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership of Valley Ridge Common Stock(1)

Name of Beneficial Owner	Sole Voting and Dispositive Power		Shared Voting or Dispositive Power(2)	Stock Options(3)	Total Beneficial Ownership(3)		Percent of Class
Jerome B. Arends	15,320		10,290	657	26,267		2.8%
K. Timothy Bull	25,043		1,452	1,024	27,519		2.9
Richard L. Edgar	52,435	(4)	--	1,200	53,635	(4)	5.7
Gary Gust	--		36,111	335	36,446		3.8
Ronald L. Hansen	5,342		--	674	6,016		*
Robert C. Humphreys	35,579		30,985	--	66,564		7.0
Ben J. Landheer	30,000		--	657	30,657		3.2
Michael E. McHugh	19,083	(4)	--	900	19,983	(4)	2.1
Dennis C. Nelson	2,534		--	657	3,191		*
John J. Niederer	6,118		2,035	--	8,153		*
Paul K. Spoelman	4,279		--	657	4,936		*
Donald Swanson	11,633		3,186	1,119	15,938		1.6
Donald VanSingel	2,295		3,664	657	6,616		*

All directors and executive officers as a group	211,742	(4)	87,723	9,211	308,676	(4)	32.3%

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

(4)

Mr. Edgar and Mr. McHugh may be considered to have voting and/or dispositive control over 86,595 shares of Valley Ridge Common Stock held by the Valley Ridge Profit Sharing Plan Trust by reason of the capacities in which they serve at the Corporation and the Bank. The number of shares reported as beneficially owned by Mr. Edgar excludes, and Mr. Edgar disclaims beneficial ownership of, 53,321 shares of Valley Ridge Common Stock held by the Valley Ridge Profit Sharing Plan Trust. The number of shares reported as beneficially owned by Mr. McHugh excludes, and Mr. McHugh disclaims beneficial ownership of, 72,069 shares of Valley Ridge Common Stock held by the Valley Ridge Profit Sharing Plan Trust.

Item 12.  Certain Relationships and Related Transactions.

          Directors and officers of the Corporation and their associates were customers of and had transactions with the Bank in the ordinary course of business between January 1, 2000, and March 28, 2002. It is anticipated that such transactions will take place in the future in the ordinary course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

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

10.1	Data Processing Agreement. Previously filed as Exhibit 10(a) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

10.2	Amendment to Data Processing Agreement.

10.3

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

________________________

*Management contract or compensatory plan or arrangement.

          The Corporation will furnish a copy of any exhibit listed above to any shareholder of the Corporation without charge upon written request to Michael E. McHugh, Secretary, Valley Ridge Financial Corp., 450 West Muskegon Avenue, Kent City, Michigan 49330.

          Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY RIDGE FINANCIAL CORP.
(Registrant)

March 29, 2002	By	/s/ Richard L. Edgar
Richard L. Edgar
President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2002	*/s/ Jerome B. Arends
Jerome B. Arends Director

March 29 , 2002	*/s/ K. Timothy Bull
K. Timothy Bull Director

March 29, 2002	/s/ Richard L. Edgar
Richard L. Edgar President, Chief Executive Officer and Director (Principal Executive Officer)

March 29, 2002	*/s/ Gary Gust
Gary Gust Director

March 29, 2002	*/s/ Ronald L. Hansen
Ronald L. Hansen Director and Vice President

March 29, 2002	*/s/ Robert C. Humphreys
Robert C. Humphreys Chairman of the Board and Director

March 29, 2002	*/s/ Ben J. Landheer
Ben J. Landheer Director

March 29, 2002		/s/Michael E. McHugh
Michael E. McHugh Secretary and Treasurer and Director (Principal Financial and Accounting Officer)

March 29, 2002		*/s/ Dennis C. Nelson
Dennis C. Nelson Director

March 29, 2002		*/s/ John J. Niederer
John J. Niederer Director

March 29, 2002		*/s/ Paul K. Spoelman
Paul K. Spoelman Director

March 29, 2002		*/s/ Donald Swanson
Donald Swanson Director

March 29, 2002		*/s/ Donald VanSingel
Donald VanSingel Director

	*By	/s/ Michael E. McHugh
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

10.1	Data Processing Agreement. Previously filed as Exhibit 10(a) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

10.2	Amendment to Data Processing Agreement.

10.3

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