Form 10QSB
period 2002-03-31
VALLEY RIDGE FINANCIAL CORP
filed 2002-05-14
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No _____

There were 950,027 shares of Common Stock (no par value) outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format (check one):  Yes           No    X

VALLEY RIDGE FINANCIAL CORP.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2002 (Unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three Months Ended March 31, 2002 (Unaudited)
	and March 31, 2001 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2002 (Unaudited) and
	March 31, 2001 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES		13

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$5,736,737	$8,130,078
Federal funds sold	4,400,000	0
Cash and cash equivalents	10,136,737	8,130,078

Securities available for sale	29,989,558	27,444,295
Other securities	1,502,368	1,502,368
Loans held for sale	638,925	933,150

Loans	121,942,004	122,581,155
Allowance for loan losses	(1,364,355)	(1,239,093)
	120,577,649	121,342,062

Accrued interest receivable	1,146,423	972,535
Premises and equipment, net	5,457,332	5,423,504
Cash surrender value of life insurance policies	2,745,328	2,725,529
Other assets	1,125,293	1,337,063

Total assets	$173,319,613	$169,810,584

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$21,707,003	$22,990,091
Interest-bearing	106,281,919	100,595,152
Total	127,988,922	123,585,243

Federal funds purchased	0	1,000,000
Securities sold under agreement to repurchase	3,395,752	3,352,630
Federal Home Loan Bank advances	22,000,000	22,000,000
Accrued expenses and other liabilities	2,226,530	2,329,881
Total liabilities	155,611,204	152,267,754

Shareholders' equity
Common stock, no par value: 2,000,000 shares
authorized and 950,027 and 949,565 shares outstanding
at March 31, 2002 and December 31, 2001	8,043,580	8,034,990
Retained earnings	9,588,845	9,293,474
Unearned restricted stock	(145,062)	(145,062)
Accumulated other comprehensive income	221,046	359,428
Total shareholders' equity	17,708,409	17,542,830

Total liabilities and shareholders' equity	$173,319,613	$169,810,584

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Interest income
Loans, including fees	$2,486,069	$2,700,423
Federal funds sold	22,601	50,317
Securities	380,351	476,372
Total interest income	2,889,021	3,227,112

Interest expense
Deposits	684,208	1,146,165
Other	270,155	373,798
Total interest expense	954,363	1,519,963

Net interest income	1,934,658	1,707,149

Provision for loan losses	45,000	45,000

Net interest income after provision for loan losses	1,889,658	1,662,149

Noninterest income
Service charges	219,723	223,517
Net gain on sales of securities	34,147	108,881
Net gain (loss) on sales of loans	58,760	(1,115)
Income earned on life insurance policies	39,900	39,900
Other income	226,269	218,401
Total noninterest income	578,799	589,584

Noninterest expense
Salaries and benefits	960,481	867,649
Occupancy	128,546	127,043
Furniture and fixtures	140,900	129,989
Other expense	571,528	585,233
Total noninterest expense	1,801,455	1,709,914

Income before federal income tax	667,002	541,819

Federal income tax expense	181,626	116,902

Net income	$485,376	$424,917
Comprehensive income	$346,994	$643,734

Basic and diluted earnings per share	$.51	$.45

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities
Net income	$485,376	$424,917
Adjustments to reconcile net income
to net cash from operating activities
Depreciation and amortization	140,715	131,160
Amortization of premiums and discounts on securities, net	9,267	6,339
Provision for loan losses	45,000	45,000
Net gain on sales of securities	(34,147)	(108,881)
Net (gain) loss on sales of loans	(58,760)	1,115
Loans originated for sale	(8,328,681)	(1,438,776)
Proceeds from loans sold	8,681,666	1,601,861
Net change in:
Accrued interest receivable and other assets	16,890	(42,960)
Accrued interest payable and other liabilities	(32,063)	17,498
Net cash from operating activities	925,263	637,273

Cash flows from investing activities
Loan originations and payments, net	719,413	2,068,585
Proceeds from:
Sales of securities available for sale	5,227,018	9,083,727
Repayments and maturities of securities available for sale	2,042,501	2,188,242
Purchase of:
Securities available for sale	(9,999,572)	(7,417,130)
Premises and equipment	(174,689)	(204,610)
Net cash from investing activities	(2,183,990)	5,718,814

Cash flows from financing activities
Net increase in deposits	4,403,679	1,608,162
Net increase in securities sold under agreements
to repurchase	43,122	369,401
Net decrease in federal funds purchased	(1,000,000)	(1,600,000)
Advances from Federal Home Loan Bank	0	5,000,000
Repayments of Federal Home Loan Bank advances	0	(5,000,000)
Stock options exercised	8,590	34,343
Dividends paid	(190,005)	(170,456)
Net cash from financing activities	3,265,386	241,450

Net change in cash and cash equivalents	2,006,659	6,597,537

Cash and cash equivalents at beginning of year	8,130,078	7,265,136

Cash and cash equivalents at end of period	$10,136,737	$13,862,673

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION:

The unaudited financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and March 31, 2001 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank") and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, Inc., and Valley Ridge Financial Services, Inc. These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2002 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.	EARNINGS PER COMMON SHARE:

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings per share amounts are based on 949,919 and 945,496 shares outstanding for the three months ended March 31, 2002 and 2001, respectively. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

3.	NEW ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2002, the Corporation adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Corporation was not material.

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Corporation does not believe this standard will have a material effect on its financial position or results of operations.

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

Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. In addition, events relating to the terrorist attacks of September 11, 2001 and other terrorist activities have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Net Income: The Corporation reported net income of $485,376 or $0.51 per share for the first quarter of 2002 compared to $424,917 or $0.45 per share for the first quarter of 2001. The change was primarily a result of an improved net interest margin compared to the first quarter of 2001. Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on the Corporation's future operating results.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities. For tax-exempt securities and loans, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.

	Three-Month Periods ended March 31,
	2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Securities	$18,838,613	$232,222	4.93%	$13,513,299	$223,852	6.63%
Tax-exempt securities	10,706,065	224,433	8.39	14,639,407	340,042	9.29
Loans (1) (2)	121,440,904	2,494,449	8.22	118,275,145	2,700,423	9.13
Federal funds sold	4,966,667	22,601	1.82	4,092,222	50,317	4.92
Total earning assets	155,952,249	2,973,705	7.63	150,520,073	3,314,634	8.81

Nonaccrual loans	433,598			1,256,000

Less allowance for
loan losses	(1,330,974)			(1,648,597)
Cash and due from banks	4,639,269			5,437,999
Other nonearning assets	10,451,092			11,903,927

Total assets	$170,145,234			$167,469,402

Interest-bearing deposits	$104,143,122	$684,208	2.63%	$104,725,482	$1,146,165	4.38%
Other borrowings	24,689,391	270,155	4.38	27,325,923	373,798	5.47
Total interest-bearing
liabilities	128,832,513	954,363	2.96	132,051,405	1,519,963	4.60

Demand deposits	21,499,124			18,685,302
Other liabilities	2,181,631			1,157,268
Total liabilities	152,513,268			151,893,975
Average equity	17,631,966			15,575,427

Total liabilities and
equity	$170,145,234			$167,469,402

Net interest income		$2,019,342			$1,794,671
Rate spread			4.67%			4.21%
Net interest margin			5.18%			4.77%

_____________________

(1)	Average outstanding balances exclude non-accruing loans.
(2)	Includes loans held for sale.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

	For the Three Months ended March 31, 2002 over 2001
	Total	Volume	Rate
Increase (decrease) in interest income
Taxable investment securities	$8,373	$298,122	$(289,749)
Tax-exempt securities	(115,609)	(339,308)	223,699
Loans (including loans held for sale)	(205,977)	283,010	(488,987)
Federal funds sold	(27,716)	36,146	(63,862)
Net change in tax-equivalent income	(340,929)	277,970	(618,899)

Increase (decrease) in interest expense
Interest-bearing deposits	(461,957)	(25,355)	(436,602)
Other borrowings	(103,643)	(134,872)	31,229
Net change in interest expense	(565,600)	(160,227)	(405,373)

Net change in net interest income (tax-equivalent)	$224,671	$438,197	$(213,526)

Net Interest Income: Net interest income increased $227,509 or 13.3% to $1,934,658 for the three-month period ended March 31, 2002 compared to the same period in 2001. The increase in net interest income is primarily attributable to decreases in rates over the past twelve months, which has favorably affected the Corporation's net interest income.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision remained consistent at $45,000 for the three months ended March 31, 2002 and 2001. Net recoveries were approximately $80,000 for the first quarter of 2002 compared to net charge-offs of approximately $34,000 for the first quarter of 2001. The Corporation has recovered approximately $100,000 in 2002 relating to a large commercial loan charged-off during the fourth quarter of 2001. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

	As of and for the three- month periods ended March 31,
	2002	2001

Balance at beginning of period	$1,239,093	$1,619,688
Provision for loan losses	45,000	45,000

Recoveries on loans charged-off	113,355	11,844
Loans charged-off	(33,093)	(45,999)
Net (charge-offs) recoveries	80,262	(34,155)

Balance at end of period	$1,364,355	$1,630,533

Allowance for loan losses as a percentage of
total loans at end of period	1.1%	1.4%

Ratio of net (charge offs) recoveries to average total loans
outstanding during the period	.0007	(.0003)

Noninterest Income: Noninterest income for the three months ended March 31, 2002 was approximately $579,000 as compared to approximately $590,000 for the same period in 2001. Net gains on sales of securities has decreased by approximately $75,000 for the three months ended March 31, 2002 compared to the same period in 2001. Net gains on sales of loans has increased by approximately $60,000 for the three months ended March 31, 2002 compared to the same period in 2001. All other components of noninterest income remained consistent over prior year first quarter results.

Noninterest Expense: Noninterest expense increased by approximately $91,000 for the three months ended March 31, 2002 compared to the same period in 2001. Salaries and benefits, the largest component of noninterest expense, increased 11% to $960,481 for the three months ended March 31, 2002 compared to $867,649 for the same period in 2001. The increase in salaries and benefits reflects annual salary increases and additional employees. Occupancy and furniture and fixture expenses increased approximately $12,000 to $269,446, due to increases in repairs and maintenance expense. Other expenses have remained consistent for the three months ended March 31, 2002 compared to the same period in 2001.

Financial Condition, Liquidity, and Capital Resources

Total assets increased approximately 2.1% or by $3.5 million to $173.3 million at March 31, 2002 compared to $169.8 million at December 31, 2001. Total liabilities increased by 2.2% or by $3.3 million to $155.6 million at March 31, 2002 compared to $152.3 million at December 31, 2001. Total shareholders' equity increased by approximately $166,000 to $17.7 million at March 31, 2002. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts offset by a decrease in the unrealized gain on securities available for sale.

Total loans remained relatively stable at $121.9 million. Deposits increased by approximately $4.4 million or 3.6% to $128.0 million. The net loan to deposit ratio has decreased slightly to 94.2% for the period ended March 31, 2002 from 98.2% for the period ended December 31, 2001. The allowance for loan losses has remained at a consistent level while maintaining a reserve of 1.1% of total loans.

The Corporation paid a dividend of $190,005 in the first quarter of 2002, compared to $170,456 in the first quarter of 2001.

Shareholders' equity as a percent of total assets was 10.2% at March 31, 2002 compared to 10.3% at December 31, 2001. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash, cash equivalents and investment securities totaled approximately $41.6 million at March 31, 2002 or approximately 24.0% of total assets. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Corporation has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Repurchase agreements totaled approximately $3.4 million at March 31, 2002 and December 31, 2001.

The Corporation had $22,000,000 in advances from the Federal Home Loan Bank at March 31, 2001 and December 31, 2001. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and specific qualifying securities within the securities portfolio.

Impact of Inflation and Changing Prices: Most assets and liabilities of a financial institution are monetary in nature. This differs from most commercial and industrial companies that have significant investments in fixed assets or inventories. The effect of inflation on financial institutions is to a large extent indirect and the measure of such impact is largely subjective.

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

Date: May 14, 2002	VALLEY RIDGE FINANCIAL CORP. (Registrant) s/Richard L. Edgar Richard L. Edgar, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2002	s/Michael McHugh Michael McHugh, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.