Form 10QSB
period 2002-06-30
VALLEY RIDGE FINANCIAL CORP
filed 2002-08-14
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

There were 950,027 shares of Common Stock (no par value) outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (check one):  Yes        ;   No    X    .

VALLEY RIDGE FINANCIAL CORP.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2002 (Unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three and Six Months Ended June 30, 2002 (Unaudited) and
	June 30, 2001 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2002 (Unaudited) and
	June 30, 2001 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

PART II.	Other Information

	Item 4. Submission of Matters to a Vote of Security Holders	13

	Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES		15

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$6,963,892	$8,130,078
Federal funds sold	9,600,000	0
Total cash and cash equivalents	16,563,892	8,130,078

Securities available for sale	29,343,441	27,444,295
Other securities	1,502,368	1,502,368
Loans held for sale	163,500	933,150

Loans	121,951,963	122,581,155
Allowance for loan losses	(1,362,399)	(1,239,093)
	120,589,564	121,342,062

Accrued interest receivable	892,403	972,535
Premises and equipment, net	5,428,005	5,423,504
Cash surrender value of life insurance policies	2,765,128	2,725,529
Other assets	1,120,476	1,337,063

Total assets	$178,368,777	$169,810,584

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$22,407,438	$22,990,091
Interest-bearing	108,205,393	100,595,152
Total	130,612,831	123,585,243

Federal funds purchased	0	1,000,000
Securities sold under agreement to repurchase	5,030,702	3,352,630
Federal Home Loan Bank advances	22,000,000	22,000,000
Accrued expenses and other liabilities	2,466,462	2,329,881
Total liabilities	160,109,995	152,267,754

Shareholders' equity
Common stock, no par value: 2,000,000 shares
authorized and 950,027 and 949,565 shares outstanding
at June 30, 2002 and December 31, 2001	8,043,580	8,034,990
Retained earnings	9,895,576	9,293,474
Unearned restricted stock	(145,062)	(145,062)
Accumulated other comprehensive income	464,688	359,428
Total shareholders' equity	18,258,782	17,542,830

Total liabilities and shareholders' equity	$178,368,777	$169,810,584

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income
Loans, including fees	$2,472,190	$2,658,302	$4,958,259	$5,358,725
Federal funds sold	401,044	70,084	46,844	120,401
Securities	24,243	430,605	781,395	906,977
	2,897,477	3,158,991	5,786,498	6,386,103
Interest expense
Deposits	696,810	1,090,619	1,381,018	2,236,784
Other	267,784	297,715	537,939	671,513
	964,594	1,388,334	1,918,957	2,908,297

Net interest income	1,932,883	1,770,657	3,867,541	3,477,806

Provision for loan losses	45,000	45,000	90,000	90,000

Net interest income after provision for loan losses	1,887,883	1,725,657	3,777,541	3,387,806

Noninterest income
Service charges	326,935	238,404	546,658	461,921
Net gain on sales of securities	28,369	152,751	62,516	261,632
Net gain (loss) on sales of loans	37,063	413	95,823	(702)
Income earned on life insurance policies	39,900	39,900	79,800	79,800
Other income	242,708	301,980	468,977	520,381
Total noninterest income	674,975	733,448	1,253,774	1,323,032

Noninterest expense
Salaries and benefits	936,029	868,846	1,896,510	1,736,495
Occupancy	131,257	130,021	259,803	257,064
Furniture and fixtures	147,901	127,869	288,801	257,858
Other expense	671,690	603,097	1,243,218	1,188,330
Total noninterest expense	1,886,877	1,729,833	3,688,332	3,439,747

Income before federal income tax	675,981	729,272	1,342,983	1,271,091

Federal income tax expense	179,244	181,000	360,870	297,902

Net income	$496,737	$548,272	$982,113	$973,189
Comprehensive income	$740,379	$368,554	$1,087,373	$1,012,288

Basic and diluted earnings per share	$.52	$.58	$1.03	$1.03

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities
Net income	$982,113	$973,189
Adjustments to reconcile net income
to net cash from operating activities
Depreciation and amortization	286,023	260,021
Amortization of premiums and discounts on securities, net	76,067	32,289
Provision for loan losses	90,000	90,000
Net gain on sales of securities	(62,516)	(261,632)
Net (gain) loss on sales of loans	(95,823)	702
Loans originated for sale	(11,812,502)	(6,790,284)
Proceeds from loans sold	12,677,975	6,953,782
Net change in:
Accrued interest receivable and other assets	253,394	(49,121)
Accrued expenses and other liabilities	82,358	222,842
Net cash from operating activities	2,477,089	1,437,788

Cash flows from investing activities
Loan originations and payments, net	662,498	1,809,986
Proceeds from:
Sales of securities available for sale	11,988,660	16,046,730
Repayments and maturities of securities available for sale	3,626,812	2,293,000
Purchase of:
Securities available for sale	(17,368,686)	(14,503,173)
Premises and equipment	(286,798)	(250,817)
Net cash from (used in) investing activities	(1,377,514)	5,395,726

Cash flows from financing activities
Net increase in deposits	7,027,588	2,201,280
Net increase in securities sold under agreement to repurchase	1,678,072	324,244
Repayments of Federal Home Loan Bank advances	0	(1,750,000)
Net decrease in federal funds purchased	(1,000,000)	(1,600,000)
Stock options exercised	8,590	34,343
Dividends paid	(380,011)	(340,830)
Net cash from (used in) financing activities	7,334,239	(1,130,963)

Net change in cash and cash equivalents	8,433,814	5,702,551

Cash and cash equivalents at beginning of period	8,130,078	7,265,136

Cash and cash equivalents at end of period	$16,563,892	$12,967,687

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION:

The unaudited financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and June 30, 2001 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank") and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, Inc., and Valley Ridge Financial Services, Inc. These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2002 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.	EARNINGS PER COMMON SHARE:

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings per share amounts are based on 950,027 and 946,525 shares outstanding for the three months ended June 30, 2002 and 2001, respectively. Earnings per share amounts are based on 949,973 and 946,010 shares outstanding for the six months ended June 30, 2002 and 2001, respectively. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

3.	NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Corporation adopted a new standard issued by the Financial Accounting Standards Board on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Corporation was not material.

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

Results of Operations:

Net Income: The Corporation reported net income of $496,737 or $.52 per share for the second quarter of 2002 compared to $548,272 or $.58 per share for the second quarter of 2001. Year-to-date net income was $982,113 or $1.03 per share for 2002 compared to $973,189 or $1.03 per share for 2001. The decrease in quarter-to-date net income in comparison to the prior period is primarily due to a decrease in net gain on sales of securities. The improvement in year-to-date net income is primarily due to the increase in the Corporation's net interest margin over the prior year. Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on the Corporation's future operating results.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities.

	Six month period ended June 30,
	2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Securities	$20,251,624	$501,785	4.96%	$16,008,832	$492,056	6.15%
Tax-exempt securities (3)	10,146,147	423,652	8.35	14,728,849	628,668	8.54
Loans (1) (2) (3)	121,784,578	4,974,468	8.14	117,977,451	5,378,213	9.12
Federal funds sold	5,500,000	46,844	1.70	5,290,607	120,401	4.55
Total earning assets	157,682,349	5,946,749	7.52	154,005,739	6,619,338	8.60

Nonaccrual loans	389,434			1,336,079

Less allowance for
loan losses	(1,348,766)			(1,663,939)
Cash and due from banks	5,593,986			5,353,249
Other nonearning assets	9,995,399			9,063,235

Total assets	$172,312,402			$168,094,363

Total interest-bearing
deposits	$105,482,209	$1,381,018	2.62%	$105,259,909	$2,236,784	4.25%
Other borrowings	25,295,608	537,939	4.25	25,953,411	671,513	5.17
Total interest-bearing
liabilities	130,777,817	1,918,957	2.93	131,213,320	2,908,297	4.43

Demand deposits	21,828,591			18,811,761
Other liabilities	2,004,043			1,408,775
Total liabilities	154,610,451			151,433,856
Average equity	17,701,951			16,660,507

Total liabilities and
equity	$172,312,402			$168,094,363

Net interest income		$4,027,792			$3,711,041
Rate spread			4.59%			4.17%
Net interest margin			5.10%			4.82%
__________________

(1)	Average outstanding balances exclude non-accruing loans.
(2)	Includes loans held for sale.
(3)	Yields reflected have been computed on a tax-equivalent basis using a marginal tax rate of 34%.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

	For the Six Months Ended June 30 2002 over 2001
	Total	Volume	Rate
Increase (decrease) in interest income
Securities	$9,729	$231,614	$(221,885)
Tax-exempt securities	(205,016)	(383,256)	178,240
Loans	(403,745)	372,405	(776,150)
Federal funds sold	(73,557)	9,176	(82,733)
Net change in tax-equivalent income	(672,589)	229,939	(902,528)

Increase (decrease) in interest expense
Interest-bearing deposits	(855,765)	9,428	(865,193)
Other borrowings	(133,574)	(33,284)	(100,290)
Net change in interest expense	(989,339)	(23,856)	(965,483)

Net change in net interest income (tax equivalent)	$316,750	$253,795	$62,955

Net Interest Income: Net interest income increased $389,735 or 11.2% for the six-month period ended June 30, 2002, and $162,226 or 9.2% to $1,932,883 for the three-month period ended June 30, 2002 compared to the same periods in 2001. The increase in net interest income is primarily attributable to a decrease in the Corporation's cost of funding compared to prior year.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision remained at $90,000 for the six months ended June 30, 2002 and $45,000 for the three months ended June 30, 2002. Net charge-offs were approximately $47,000 for the second quarter of 2002 compared to net charge-offs of $31,000 for the same period in 2001. Net recoveries year-to-date were $33,306 as of June 30, 2002 compared to net charge-offs of $37,112 for the same period in 2001. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

	As of and for the six- month periods ended June 30,
	2002	2001

Balance at beginning of period	$1,239,093	$1,624,820
Provision for loan losses	90,000	90,000

Recoveries on loans charged-off	124,632	23,914
Loans charged-off	(91,326)	(61,026)
Net (charge-offs) recoveries	33,306	(37,112)

Balance at end of period	$1,362,399	$1,677,708

Allowance for loan losses as a percentage of
total loans at end of period	1.12%	1.41%
Ratio of net charge-offs (recoveries) to average total loans
outstanding during the period	(.0003)	.0003

Noninterest Income: Noninterest income for the three months ended June 30, 2002 was approximately $675,000 as compared to approximately $733,000 for the same period in 2001. Noninterest income for the six months ended June 30, 2002 decreased to approximately $1,254,000 from approximately $1,323,000 at June 30, 2001. The decrease is attributable in part to a decrease of $199,116 in realized gains on the sale of securities during the first six months of 2002 in comparison to 2001, offset by an increase of $96,525 in net realized gains on the sale of loans during the first six months of 2002 in comparison to 2001.

Noninterest Expense: Noninterest expense increased to approximately $1.9 million and $3.7 million for the three and six months ended June 30, 2002 compared to approximately $1.7 million and $3.4 million for the same periods in 2001. Salaries and benefits increased 7.7% from approximately $869,000 for the three months ended June 30, 2001 to approximately $936,000 for the same period in 2002, and increased 9.2% from approximately $1,736,000 for the six months ended June 30, 2001 to approximately $1,897,000 for the same period in 2002. The increase in salaries and benefits reflects annual salary increases and additional employees.

Financial Condition, Liquidity, and Capital Resources:

Total assets increased 5.04% or $8.6 million to approximately $178.4 million at June 30, 2002 compared to approximately $169.8 million at December 31, 2001. Total liabilities increased 5.1% or $7.8 million to approximately $160.1 million at June 30, 2002 compared to approximately $152.3 million at December 31, 2001. Total shareholders' equity increased by approximately $716,000 to $18.3 million at June 30, 2002. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts and an increase in the unrealized gain on securities available for sale.

Total loans decreased approximately $629,000 or 0.5% to approximately $122.0 million at June 30, 2002. Deposits increased approximately $7.0 million or 5.7% to approximately $130.6 million at June 30, 2002. The net loan to deposit ratio decreased to 92.34% at June 30, 2002 from 98.14% at December 31, 2001. The allowance for loan losses increased approximately $123,000 during the first six months of 2002, increasing the reserve of 1.01% of outstanding loans at December 31, 2001 to 1.12% at June 30, 2002.

The Corporation paid dividends of $380,011 during the six months ended June 30, 2002, compared to $340,830 paid during the same period in 2001.

Shareholders' equity as a percent of total assets was 10.24% at June 30, 2002 compared to 10.33% at December 31, 2001. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash and cash equivalents and investment securities totaled approximately $47.6 million at June 30, 2002 or approximately 26.67% of total assets. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Corporation has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Repurchase agreements totaled approximately $5.0 million and $3.4 million at June 30, 2002 and December 31, 2001, respectively.

The Corporation had $22,000,000 in advances from the Federal Home Loan Bank at June 30, 2002 and December 31, 2001, respectively. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and specific qualifying securities within the securities portfolio.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 14, 2002, the Corporation held its 2002 Annual Meeting of Shareholders. The purpose of the meeting was to elect five directors for three-year terms expiring in 2005.

Five candidates nominated by management were elected by the shareholders to serve as directors of the Corporation at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Shares Votes

Michael E. McHugh	For	758,818
	Authority Withheld	11,679
	Broker Non-Votes	0

Dennis C. Nelson	For	756,623
	Authority Withheld	13,874
	Broker Non-Votes	0

John J. Niederer	For	758,933
	Authority Withheld	11,564
	Broker Non-Votes	0

Donald Swanson	For	759,165
	Authority Withheld	11,332
	Broker Non-Votes	0

Donald VanSingel	For	758,933
	Authority Withheld	11,564
	Broker Non-Votes	0

The following persons remained as directors of the Corporation with terms expiring in 2003: Jerome B. Arends, K. Timothy Bull, Richard L. Edgar, and Paul K. Spoelman. The following persons remained as directors of the Corporation with terms expiring in 2004: Gary Gust, Ronald L. Hansen, Robert C. Humphreys, and Ben J. Landheer.

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

Date: August 14, 2002	VALLEY RIDGE FINANCIAL CORP. (Registrant) s/Richard L. Edgar Richard L. Edgar, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2002	s/Michael McHugh Michael McHugh, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.