Form 10QSB
period 2002-09-30
VALLEY RIDGE FINANCIAL CORP
filed 2002-11-14
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No _____

There were 952,644 shares of Common Stock (no par value) outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (check one):  Yes        ;   No    X

VALLEY RIDGE FINANCIAL CORP.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets -
	September 30, 2002 (Unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Income and Comprehensive Income -
	Three and Nine Months Ended September 30, 2002 (Unaudited) and
	September 30, 2001 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2002 (Unaudited) and
	September 30, 2001 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

	Item 3. Controls and Procedures	12

PART II.	Other Information

	Item 6. Exhibits and Reports on Form 8-K	13

Signatures AND CERTIFICATIONS		14

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$6,560,520	$8,130,078
Federal funds sold	11,000,000	0
Cash and cash equivalents	17,560,520	8,130,078

Securities available for sale	33,428,070	27,444,295
Other securities	1,502,368	1,502,368
Loans held for sale	453,700	933,150

Loans	126,140,636	122,581,155
Allowance for loan losses	(1,397,003)	(1,239,093)
	124,743,633	121,342,062

Accrued interest receivable	1,108,094	972,535
Premises and equipment, net	5,323,413	5,423,504
Cash surrender value of life insurance policies	2,927,814	2,725,529
Other assets	744,883	1,337,063

Total assets	$187,792,495	$169,810,584

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$24,342,696	$22,990,091
Interest-bearing	113,689,024	100,595,152
Total	138,031,720	123,585,243

Federal funds purchased	0	1,000,000
Securities sold under agreement to repurchase	6,652,971	3,352,630
Federal Home Loan Bank advances	22,000,000	22,000,000
Accrued expenses and other liabilities	2,309,568	2,329,881
Total liabilities	168,994,259	152,267,754

Shareholders' equity
Common stock, no par value: 2,000,000 shares
authorized and 952,644 and 949,565 shares outstanding
at September 30, 2002 and December 31, 2001	8,115,155	8,034,990
Retained earnings	10,212,630	9,293,474
Unearned restricted stock	(159,700)	(145,062)
Accumulated other comprehensive income	630,151	359,428
Total shareholders' equity	18,798,236	17,542,830

Total liabilities and shareholders' equity	$187,792,495	$169,810,584

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income
Loans, including fees	$2,540,226	$2,651,699	$7,498,485	$8,010,424
Federal funds sold	43,640	38,356	90,484	158,757
Securities	418,456	420,425	1,199,851	1,327,402
	3,002,322	3,110,480	8,788,820	9,496,583
Interest expense
Deposits	750,089	961,816	2,131,107	3,198,600
Other	277,016	282,097	814,955	953,610
	1,027,105	1,243,913	2,946,062	4,152,210

Net interest income	1,975,217	1,866,567	5,842,758	5,344,373

Provision for loan losses	45,000	45,000	135,000	135,000

Net interest income after provision for loan losses	1,930,217	1,821,567	5,707,758	5,209,373

Noninterest income
Service charges and other income	573,767	452,274	1,669,202	1,514,376
Net gain on sales of securities	50,000	20,412	112,516	282,044
Net gain on sales of loans	75,214	25,022	171,037	24,320
Total noninterest income	698,981	497,708	1,952,755	1,820,740

Noninterest expense
Salaries and benefits	942,712	809,104	2,839,222	2,545,599
Occupancy	144,373	117,383	404,176	374,447
Furniture and fixtures	148,308	135,377	437,109	393,235
Other expense	710,987	654,248	1,954,205	1,842,578
Total noninterest expense	1,946,380	1,716,112	5,634,712	5,155,859

Income before federal income tax	682,818	603,163	2,025,801	1,874,254

Federal income tax expense	175,236	162,268	536,106	460,170

Net income	$507,582	$440,895	$1,489,695	$1,414,084
Comprehensive income	$673,045	$671,310	$1,760,418	$1,683,598

Basic earnings per share	$.54	$.46	$1.57	$1.49
Diluted earnings per share	$.53	$.46	$1.56	$1.49

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$1,489,695	$1,414,084
Adjustments to reconcile net income
to net cash from operating activities
Depreciation and amortization	430,726	396,191
Amortization of premiums and discounts on securities, net	117,686	55,885
Provision for loan losses	135,000	135,000
Net gain on sales of securities	(112,516)	(282,044)
Net gain on sales of loans	(171,037)	(24,320)
Loans originated for sale	(18,292,825)	(9,853,164)
Proceeds from loans sold	18,943,312	10,041,684
Net change in:
Accrued interest receivable and other assets	251,472	(463,906)
Accrued expenses and other liabilities	(120,794)	327,942
Net cash from operating activities	2,670,719	1,747,352

Cash flows from investing activities
Loan originations and payments, net	(3,536,571)	(2,720,330)
Proceeds from:
Sales of securities available for sale	13,038,660	17,146,286
Repayments and maturities of securities available for sale	4,753,744	7,884,362
Purchase of:
Premises and equipment	(327,771)	(409,887)
Securities available for sale	(23,371,163)	(22,929,462)
Net cash used in investing activities	(9,443,101)	(1,029,031)

Cash flows from financing activities
Net increase in deposits	14,446,477	1,838,610
Repayment of Federal Home Loan Bank advances	0	(1,750,000)
Net decrease in federal funds purchased	(1,000,000)	(1,600,000)
Net increase (decrease) in securities sold under agreement to repurchase	3,300,341	(121,322)
Stock options exercised	26,545	43,723
Dividends paid	(570,539)	(521,114)
Net cash from (used in) financing activities	16,202,824	(2,110,103)

Net change in cash and cash equivalents	9,430,442	(1,391,782)

Cash and cash equivalents at beginning of period	8,130,078	7,265,136

Cash and cash equivalents at end of period	$17,560,520	$5,873,354

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank") and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, Inc., and Valley Ridge Financial Services, Inc. These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended September 30, 2002 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.	EARNINGS PER COMMON SHARE

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings per share amounts are based on 952,138 and 948,680 shares outstanding for the three months ended September 30, 2002 and 2001, respectively. Earnings per share amounts are based on 950,703 and 946,912 shares outstanding for the nine months ended September 30, 2002 and 2001, respectively. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

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

Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. In addition, events relating to the terrorist attacks of September 11, 2001, and the resulting war on terrorism have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Net Income: The Corporation reported net income of $507,582 or $.54 per basic share for the third quarter of 2002 compared to $440,895 or $.46 per basic share for the third quarter of 2001. Year-to-date net income was $1,489,695 or $1.57 per basic share for 2002 compared to $1,414,084 or $1.49 per share for 2001. The improvement in net income during both time periods is primarily the result of an increase in net interest income and higher noninterest income. Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on the Corporation's future operating results.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities.

	Nine-month periods ended September 30,
	2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Securities (3)	$31,726,840	$1,609,775	6.77%	$30,455,922	$1,634,275	7.15%
Loans (1) (2) (3)	122,964,704	7,522,448	8.16	118,536,506	8,039,272	9.04
Federal funds sold	6,833,333	90,484	1.77	5,100,823	158,757	4.15
Total earning assets	161,524,877	9,222,707	7.61	154,093,251	9,832,304	8.51

Nonaccrual loans	263,916			1,338,602

Less allowance for
loan losses	(1,360,524)			(1,669,063)
Cash and due from banks	5,706,019			5,369,841
Other nonearning assets	9,938,634			9,550,140

Total assets	$176,072,922			$168,682,771

Interest-bearing deposits	$108,095,980	$2,131,107	2.63%	$104,404,939	$3,198,600	4.08%
Other borrowings	25,904,217	814,955	4.19	25,766,553	953,610	4.93
Total interest-bearing
liabilities	134,000,197	2,946,062	2.93	130,171,492	4,152,210	4.25

Demand deposits	22,108,796			19,347,434
Other liabilities	2,049,473			2,561,700
Total liabilities	158,158,466			152,080,626
Average equity	17,914,456			16,602,145

Total liabilities and
equity	$176,072,922			$168,682,771

Net interest income		$6,276,645			$5,680,094
Rate spread			4.68%			4.26%
Net interest margin			5.18%			4.91%

______________________

(1)	Average outstanding balances exclude non-accruing loans.
(2)	Includes loans held for sale.
(3)	Yields reflected have been computed on a tax-equivalent basis using a marginal tax rate of 34%.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

	For the Nine Months ended September 30, 2002 over 2001
	Total	Volume	Rate
Increase (decrease) in interest income
Securities	$(24,500)	$88,782	$(113,282)
Loans	(516,824)	389,603	(906,427)
Federal funds sold	(68,273)	56,549	(124,822)
Net change in tax-equivalent income	(609,597)	534,934	(1,144,531)

Increase (decrease) in interest expense
Interest-bearing deposits	(1,067,493)	145,925	(1,213,418)
Other borrowings	(138,655)	6,758	(145,413)
Net change in interest expense	(1,206,148)	152,683	(1,358,831)

Net change in net interest income (tax equivalent)	$596,551	$382,251	$214,300

Net Interest Income: Net interest income increased $498,385 or 9.3% for the nine-month period ended September 30, 2002, and $108,650 or 5.8% to $1,975,217 for the three-month period ended September 30, 2002 compared to the same periods in 2001. The increase in net interest income is primarily attributable to a decrease in the Corporation's cost of funding compared to the prior year.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of historical loss ratios to the risk-ratings of loans, both individually and by category. Historical loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision remained at $135,000 for the nine months ended September 30, 2002 and $45,000 for the three months ended September 30, 2002. Net charge-offs were approximately $10,000 for the third quarter of 2002 compared to net charge-offs of $35,000 for the same period in 2001. Net recoveries year-to-date were approximately $23,000 as of September 30, 2002 compared to net charge-offs of $72,000 for the same period in 2001. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as future losses occur.

	As of and for the nine- month periods ended September 30,
	2002	2001

Balance at beginning of period	$1,239,093	$1,624,820
Provision for loan losses	135,000	135,000

Recoveries on loans charged-off	134,795	42,696
Loans charged-off	(111,885)	(114,345)
Net (charge-offs) recoveries	22,910	(71,649)

Balance at end of period	$1,397,003	$1,688,171

Allowance for loan losses as a percentage of
total loans at end of period	1.11%	1.36%
Ratio of net charge-offs (recoveries) to average total
loans outstanding during the period	(.0002)	.0006

Noninterest Income: Noninterest income for the three months ended September 30, 2002 was approximately $699,000 as compared to approximately $498,000 for the same period in 2001. Noninterest income for the nine months ended September 30, 2002 increased to approximately $1,953,000 from approximately $1,821,000 at September 30, 2001. The increased deposit service charge income is reflective of deposit growth experienced during 2002. Gain on sales of loans increased due to the continued refinancing activity from the low interest rate environment.

Noninterest Expense: Noninterest expense increased to approximately $1.9 million and $5.6 million for the three and nine months ended September 30, 2002 compared to approximately $1.7 million and $5.2 million for the same periods in 2001. Salaries and benefits increased 16.5% from $809,104 for the three months ended September 30, 2001 to $942,712 for the same period in 2002, and increased 11.5% from $2,545,599 for the nine months ended September 30, 2001 to $2,839,222 for the same period in 2002. The increase in salaries and benefits reflects annual salary increases and additional employees. Other expenses increased from $1,842,578 for the nine months ended September 30, 2001 to $1,954,205 for the same period during 2002 due to an increase in professional fees.

Financial Condition, Liquidity, and Capital Resources: Total assets increased 10.6% or $18 million to approximately $187.8 million at September 30, 2002 compared to approximately $169.8 million at December 31, 2001. Total liabilities increased 11% or $16.7 million to approximately $169 million at September 30, 2002 compared to approximately $152.3 million at December 31, 2001. Total shareholders' equity increased by approximately $1,255,000 to $18,798,236 at September 30, 2002. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts and an increase in the unrealized gain on securities available for sale.

Total loans increased approximately $3.6 million or 2.9% to approximately $126.1 million at September 30, 2002. Deposits increased approximately $14.4 million or 11.7% to approximately $138.0 million at September 30, 2002. The overall impact of these two changes was a decrease in the net loan to deposit ratio to 90.4% at September 30, 2002 from 98.2% at December 31, 2002. The allowance for loan losses increased approximately $158,000 during the first nine months of 2002, increasing the allowance of 1.01% of outstanding loans at December 31, 2001 to 1.11% at September 30, 2002.

The Corporation paid dividends of $570,539 during the nine months ended September 30, 2002, compared to $521,114 paid during the same period in 2001.

Shareholders' equity as a percent of total assets was 10.0% at September 30, 2002 compared to 10.3% at December 31, 2001. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash and cash equivalents and investment securities totaled $52,490,958 and $37,076,741 at September 30, 2002 and December 31, 2001, or 28.0% and 21.8% of total assets, respectively. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Bank has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Repurchase agreements totaled $6.7 million and $3.4 million at September 30, 2002 and December 31, 2001, respectively.

The Corporation had $22,000,000 in advances from the Federal Home Loan Bank at September 30, 2002 and December 31, 2001. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and specific qualifying securities within the securities portfolio.

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

Item 3.  Controls and Procedures

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and the principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and the principal financial officer, concluded that the Corporation's disclosure controls and procedures were effective as of the time of such evaluation. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

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

Date: November 14, 2002	VALLEY RIDGE FINANCIAL CORP. (Registrant) s/Richard L. Edgar
Richard L. Edgar, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2002	s/Michael McHugh
Michael McHugh, Secretary and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Richard L. Edgar, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Valley Ridge Financial Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard L. Edgar
Richard L. Edgar President and Chief Executive Officer Valley Ridge Financial Corp.

I, Michael E. McHugh, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Valley Ridge Financial Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Michael E. McHugh
Michael E. McHugh Secretary and Treasurer Valley Ridge Financial Corp.

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