Form 10KSB
period 2002-12-31
VALLEY RIDGE FINANCIAL CORP
filed 2003-03-31
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   X       No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2002, were $14,622,887.

As of March 26, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18,822,146. This amount is based on the sale price of $31.00 per share for the registrant's stock as of such date.

As of March 26, 2003, the registrant had outstanding 956,327 shares of common stock.

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

Risk Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the local and national economy; and local and global uncertainties created by current and future military actions. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1.  Description of Business.

          Valley Ridge Financial Corp. (the "Corporation") is a Michigan bank holding corporation with its headquarters in Kent City, Michigan. The Corporation was formed on May 20, 1988. The Corporation is the parent company of Valley Ridge Bank, a Michigan banking corporation. Valley Ridge Bank is the Corporation's only subsidiary. Valley Ridge Bank owns a 20% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm, and owns 100% of the outstanding shares of Valley Ridge Mortgage Company, a mortgage company that also holds a 6% interest in a title company, Valley Ridge Realty, Inc., a shell corporation formerly operated as a real estate brokerage company, Valley Ridge Financial Services, Inc., an insurance agency and 1423 West Main LLC, a limited liability company that owns a parcel of real estate.

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

          Effective at the close of business on December 6, 1996, the Corporation's two subsidiary banks, The Grant State Bank ("Grant") and Kent City State Bank ("Kent City"), were consolidated into a single banking corporation (the "Consolidation"). The purpose of the Consolidation was to allow the Corporation to further realize operational efficiencies and provide more consistent and improved service to the market areas that the Corporation had been servicing. The Consolidation resulted in a single bank named "Valley Ridge Bank" (the "Bank"). On December 31, 2002, the Bank had assets totaling $188.5 million, deposits of $140.6 million and shareholders' equity of $18.8 million. In June 2002, Valley Ridge Realty, Inc. sold substantially all of its real estate brokerage assets to a third party and ceased operations.

          The Corporation and the Bank operate in a single industry segment--the business of banking, which includes commercial banking, mortgage banking and other related activities. The Bank is a full service bank offering customary commercial banking services, which include commercial and retail loans, business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, automated transaction machine services, money transfer services and safe deposit facilities, and insurance and [investment] services. No material part of the business of the Corporation or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Corporation.

          The principal markets for the Corporation's financial services are presently the Michigan communities in which the Bank's offices are located and the areas immediately surrounding those communities. The Corporation and the Bank serve these markets through nine offices located in Kent City, Coopersville, Egelston, Grant, Newaygo, Fremont, Ravenna, Sparta and White Cloud, Michigan. This diversification allows the Bank to spread some of its market risk over a wider area and not be subject to downturns in any specific community. Within this market area, the Bank competes with various banks, savings and loan associations and credit unions. The Bank is the only bank with offices in Kent City and Grant, Michigan. Other banks and financial institutions have offices in some of the towns where the Bank's branches are located. The Corporation and the Bank have no material foreign assets or income.

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

          Banks and bank holding companies are extensively regulated. The Bank is chartered under state law and is supervised, examined and regulated by both the Michigan Office of Financial and Insurance Services ("OFIS") and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation is supervised, examined and regulated by the Federal Reserve Board. Deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law.

          Federal and state laws that govern banks significantly limit their business activities in a number of respects. Prior approval of the Federal Reserve Board, and in some cases various other government agencies, is required for the Corporation to acquire control of any additional bank holding companies, banks or other operating subsidiaries. The business activities of the

Corporation and the Bank are limited to banking and other activities that are determined by the Federal Reserve Board to be closely related to banking.

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

          Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, anti-money laundering laws, and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve Board, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

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

          Michigan banking laws do not significantly restrict interstate banking. The Michigan Banking Code permits, in appropriate circumstances and with the approval of OFIS, (i) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (ii) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (iii) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (iv) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (v) establishment by foreign banks of branches located in Michigan.

          The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") largely removed the restrictions that previously prevented affiliations among banks, securities firms, and insurance companies and provides for a system of functional regulation of the financial services industry. Among other provisions, the GLB Act:

•	repealed the restrictions on banks affiliating with securities firms contained in the depression-era Glass-Steagall Act.

•

created a new regulatory classification called a "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complementary" to financial activities, a category defined by regulation, are also authorized for financial holding companies. The Corporation has not elected to be treated as a financial holding company but may do so in the future.

•	created a new regulatory classification of "financial subsidiary" with powers similar to financial holding companies.

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

Although the GLB Act repealed certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the GLB Act's purposes, certain details of implementing the changes authorized by the GLB Act have been the subject of regulations adopted by the Federal Reserve Board, the Securities and Exchange Commission, and other federal agencies.

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

          The Corporation and the Bank employed approximately 111 persons (91 persons on a full-time equivalent basis) at December 31, 2002.

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

          The Bank or its wholly-owned subsidiaries own the premises occupied by branch offices at the following addresses, all of which are in Michigan: 10 West Main Street, Grant (4,051 square feet), the corner of M-37 and M-82, Newaygo (1,450 square feet), 661 West Randall Road, Coopersville (1,950 square feet); 3069 Slocum Road, Ravenna (3,300 square feet); 5475 Apple Avenue, Egelston (3,300 square feet); 11 South State Street, Sparta (1,040 square feet); and 1423 West Main LLC, owns a bank office at 1423 West Main Street, Fremont (1,600 square feet). The Bank leases its office at 47 South Charles Street, White Cloud, Michigan (approximately 500 square feet). The Corporation believes all of its and the Bank's properties are in good condition and repair and are adequately covered by insurance.

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

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

          There is no established public trading market for Valley Ridge Common Stock. Transactions in Valley Ridge Common Stock are occasionally effected by individuals on an informal basis. Some transactions are effected through the involvement of local brokerage firms. The prices at which such transactions are effected are only occasionally reported to the Corporation. As of December 31, 2002, there were approximately 485 record holders of shares of Valley Ridge Common Stock.

          The Corporation has paid regular cash dividends since June 30, 1989. The following table summarizes the quarterly cash dividends paid to common shareholders during the last two full years:

Quarter	2001	2002
1st	$ .18	$ .20
2nd	.18	.20
3rd	.19	.20
4th	.20	.20
Total	$ .75	$ .80

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion is provided by Valley Ridge Financial Corp. management as its analysis of the consolidated financial condition and results of operations of Valley Ridge Financial Corp. (the "Corporation") and Valley Ridge Bank (the "Bank"). This analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 7 of this Report.

Twelve Months Ended December 31, 2002 and 2001.

Results of Operations: The Corporation reported net income of $2,054,721 or $2.16 basic and diluted earnings per share for 2002. This was 19% higher than the $1,725,579, or $1.82 per share, earned in 2001. The primary reasons for the increase in net income were a $409,000 increase in net interest income, a $345,000 decrease in the provision for loan losses, and a $332,000 increase in net gain on sales of mortgage loans.

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

	Years ended December 31,
	2 0 0 2			2 0 0 1
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Taxable securities	$23,509,767	$1,103,730	4.69%	$17,027,291	$980,485	5.76%
Tax-exempt securities (1)	9,849,042	804,592	8.17	12,868,149	1,173,200	9.12
Total securities	33,359,809	1,908,332	5.72	29,895,440	2,153,685	7.20
Loans (1)(2)(3)	123,201,087	10,021,557	8.13	120,501,625	10,737,252	8.91
Federal funds sold	7,882,466	125,482	1.59	3,925,000	163,653	4.17
Total earning assets	164,443,362	12,055,361	7.33	154,322,065	13,054,590	8.46

Nonaccrual loans	382,295			945,087

Less allowance for
loan losses	(1,374,868)			(1,567,302)
Cash and due from banks	5,980,793			6,283,448
Other nonearning assets	9,733,132			9,919,452

Total assets	$179,164,714			$169,902,750

Interest-bearing demand
deposits	$15,329,442	$113,487	0.74%	$10,643,505	$151,097	1.42%
Savings deposits	33,146,234	384,806	1.16	32,392,749	484,042	1.49
Time deposits	61,206,696	2,388,299	3.90	60,963,788	3,328,728	5.46
Total interest-bearing
deposits	109,682,372	2,886,592	2.63	104,000,042	3,963,867	3.81
Other borrowings	27,594,724	1,156,719	4.19	25,892,958	1,304,079	5.04
Total interest-bearing
liabilities	137,277,096	4,043,311	2.94	129,893,000	5,267,946	4.06

Demand deposits	22,748,705			20,471,313
Other liabilities	640,912			2,224,351
Total liabilities	160,666,713			152,588,664
Average equity	18,498,001			17,314,086

Total liabilities and
equity	$179,164,714			$169,902,750

Net interest income		$8,013,030			$7,786,644
Rate spread			4.39%			4.40%
Net interest margin			4.87%			5.05%

(1)	Yields reflected have been computed on a tax equivalent basis using a marginal tax rate of 34%.
(2)	Average outstanding balances exclude non-accruing loans.
(3)	Includes loans held for sale.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

	Year ended December 31, 2002 over 2001
	Total	Volume	Rate
Increase (decrease) in interest income
Loans (including loans held for sale)	$(715,695)	$236,248	$(951,943)
Taxable securities	123,246	326,859	(203,613)
Nontaxable securities	(368,609)	(255,425)	(113,184)
Federal funds sold	(38,171)	101,771	(139,942)
Net change in tax-equivalent income	(999,229)	409,453	(1,408,682)

Increase (decrease) in interest expense
Interest-bearing demand deposits	(38,589)	51,201	(89,790)
Savings deposits	(99,236)	11,022	(110,258)
Time deposits	(940,429)	13,211	(953,640)
Other borrowings	(147,361)	81,661	(229,022)
Net change in interest expense	(1,225,615)	157,095	(1,382,710)

Net change in tax-equivalent
net interest income	$226,386	$252,358	$(25,972)

Net interest margin remained strong at 4.87% for 2002, a decrease of 18 basis points over 2001.

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

During 2001, commercial loans with balances of approximately $963,000 were charged off to the allowance for loan losses. Management restored the allowance to the appropriate level through the provision for loan losses. During 2002, approximately $260,000 was recovered through subsequent payments on commercial loans charged off in 2001. The remaining charge-offs from 2002 and 2001 primarily consist of smaller balance consumer loans. Activity in the allowance for loan losses is as follows:

	As of and for the years ended December 31,
	2002	2001

Balance at beginning of year	$1,239,093	$1,624,820
Provision for loan losses	335,000	680,000

Loans charged off:
Commercial and agricultural	31,407	962,798
Residential real estate	38,620	27,299
Consumer	137,977	135,145
Total loans charged off	208,004	1,125,242

Recoveries of previously charged off loans:
Commercial and agricultural	259,892	49,270
Consumer	5,996	10,245
Total recoveries	265,888	59,515
Net charge-offs	57,884	(1,065,727)

Balance at end of year	$1,631,977	$1,239,093

Allowance for loan losses as a percentage of
total loans as of year end	1.33%	1.01%
Ratio of net charge-offs to average total loans
outstanding during the year	.0%	.9%

The allowance for loan losses at December 31, 2002 was 1.37 times impaired loans outstanding at year-end. Loan recoveries were 23.63% of the prior year's charge-offs. This is primarily attributable to recoveries of approximately $206,000 on certain commercial loans charged off in 2001. Net charge-offs decreased from $1,065,727 in 2001 to a net recovery of $57,884 in 2002. Management continually evaluates the loan portfolio for probable incurred losses and makes provisions necessary to maintain the allowance at a level appropriate to provide for those losses. The provision decreased from $680,000 in 2001 to $335,000 in 2002. The decrease in provision expense was due to the decline in the average outstanding balance of impaired loans during 2002 as compared to 2001, primarily resulting from the commercial loans charged off. The ratio of allowance to total loans has increased to 1.33% at December 31, 2002 compared to 1.01% at December 31, 2001. Management believes that this level of allowance is adequate to cover identified losses in the loan portfolio.

Note 3 of the consolidated financial statements provides information concerning impaired and nonaccrual loans. The balance of nonaccrual loans at December 31, 2002 was $424,541. The gross interest income would have been recorded on these loans was $32,103. The balance of impaired loans at December 31, 2002 of $1,193,330 is $77,606 higher than the level of impaired loans at December 31, 2001. During 2002, there have been no significant additions or deletions of loans classified as impaired, resulting in little change from the prior year. Management has specifically identified and reserved in the allowance for loans losses approximately $330,000 of specific reserves relating to loans management has designated as impaired.

The allowance for loan losses was allocated in an amount deemed necessary to provide for probable losses within the following loan categories as of December 31:

	(Dollars in thousands)
	2 0 0 2			2 0 0 1
Balance at End of Period Applicable to	Principal Balance	Allocated Allowance	% of Total Loans	Principal Balance	Allocated Allowance	% of Total Loans

Commercial and agricultural	$71,281	$1,009	58%	$63,443	$766	52%
Real estate - mortgages	38,670	133	32	43,797	101	36
Consumer	12,754	348	10	15,341	264	12
Unallocated		142			108

	$122,705	$1,632	100%	$122,581	$1,239	100%

Noninterest income was $2,872,387 and $2,444,736 for 2002 and 2001, respectively. This increase was attributable to an increase in service charge income and the net realized gain on sales of loans. Interest rate decreases fueled mortgage refinancing activity and increased gains on sales of real estate loans in the secondary market. These gains increased $331,527, or 100.11%, to $662,700 in 2002, compared to $331,173 in 2001. This income results from the sale and servicing of fixed rate residential real estate mortgage loans. Management does not expect this same volume of mortgage refinancing activity to continue, particularly if interest rates increase. Noninterest expense increased to $7,459,842 compared to $6,805,406 in 2001. Noninterest expense was higher in 2002 largely because of salaries and benefits, which increased $288,479 or 8.49%. This increase was due to the hiring of additional employees and increases in salaries for 2002. Occupancy and furniture and fixtures expenses increased approximately $101,000 and $35,000, respectively, over the year ended in 2001 due to the addition of a new branch location.

Following are overall return percentages and the dividend pay-out ratio for the past two years:

	2002	2001

Return on average assets	1.15%	1.02%
Return on average equity	11.11	9.97
Dividend pay-out ratio	37.05	41.21
Average equity to average assets ratio	10.32	10.19

Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on Valley Ridge's future operating results or financial condition.

Financial Condition, Liquidity, and Capital Resources.

Total assets increased by $19,489,000 to $189.3 million at December 31, 2002 compared to $169.8 million at December 31, 2001. This growth is attributable to growth in the securities portfolio, which was primarily funded by deposit growth. Total liabilities increased by $17,780,000 or 11.68% to $170.0 million at December 31, 2002 compared to $152.3 million at December 31, 2001. Shareholders' equity increased by $1.7 million in comparison to the prior year. The increase in shareholders' equity is due to the retention of earnings, along with an increase in the unrealized gain on securities available for sale.

Total loans increased by $124,000 or 0.1% from the balance at December 31, 2001 to $122.7 million at December 31, 2002. Deposits increased by $16.7 million or 13.55% to $140.3 million at December 31, 2002. The overall impact of these two changes was a decrease in the net loan to deposit ratio to 87.44% at December 31, 2002 compared to 99.19% at December 31, 2001.

Valley Ridge Mortgage Company (the "Mortgage Company"), a subsidiary of the Bank that was formed to increase profitability and growth relative to mortgage lending, initiated business during the first quarter of 2002 through the Bank's transfer of most of its residential mortgage loan portfolio. At the same time the Bank also transferred its residential mortgage origination function to the Mortgage Company. Mortgage loans originated and held by the Mortgage Company are serviced by the Bank pursuant to a servicing agreement.

The following table shows the maturity of commercial, consumer, real estate construction and agricultural loans outstanding at December 31, 2002. Also provided below is the amount due after one year classified according to the terms of the loans. Demand loans, loans with no stated maturity and overdrafts are reported as due in one year or less.

	Due in One Year or Less	Due after One Year Through Five Years	Due After Five Years
	(Dollars in thousands)

Commercial	$18,368	$44,488	$1,905
Consumer	2,464	10,094	196
Residential real estate	5,929	27,745	4,996
Agricultural	1,276	4,398	846

	$28,037	$86,725	$7,943

Loans due after one year
With fixed rates		$84,923	$7,889
With floating rates		1,802	54

		$86,725	$7,943

The times remaining until maturity of time certificates of deposit of $100,000 or more at December 31, 2002 were as follows:

Three months or less	$808,000
Over three months through six months	1,409,000
Over six months through twelve months	358,000
Over twelve months	7,753,000

$10,328,000

Total cash, cash equivalents and investment securities totaled $56.9 million at December 31, 2002 or 30.0% of total assets. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

The following table shows by class of maturities at December 31, 2002, the amounts and weighted average yields of investment securities (1):

	Carrying Value	Average Yield (2)
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S.
Government corporations and agencies
One year or less	$6,508	2.53%
Over one through five years	2,307	4.08
	8,815	2.91
Obligations of states and political subdivisions
One year or less	972	7.69
Over one through five years	1,646	7.13
Over five through ten years	4,989	7.54
Over ten years	3,388	8.09
	10,995	7.66

Mortgage-backed securities	22,678	3.92

	$42,488	4.68%

Because of their variable payments, mortgage-backed securities are not reported by a specific maturity grouping.

_________________

(1)	Calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.
(2)

Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on state and municipal securities have been adjusted to a fully taxable equivalent using a federal income tax rate of 34%.

As of December 31, 2002, the securities of no issuer except the U.S. Government had an aggregate carrying value that exceeded 10% of shareholders' equity.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Bank has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Valley Ridge Bank had $5,083,361 and $3,352,630 in repurchase agreements at year-end 2002 and 2001, respectively.

The Corporation had $22,000,000 in advances from the Federal Home Loan Bank at year-end 2002 and 2001. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and specific qualifying securities within the securities portfolio.

The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 2002 (dollars in thousands).

	Maturity or Repricing Frequency
	0-3 months	3-12 months	1-5 years	5 years+
Interest-earning assets
Securities	$9,273	$8,675	$12,615	$11,925
Loans	27,810	42,000	49,126	3,769
Federal funds sold	6,759
Allowance for loan losses				(1,632)
Other assets	731			18,249

Total	$44,573	$50,675	$61,741	$32,311

Interest-bearing liabilities
Certificates of deposit	$6,628	$17,370	$40,679
Savings accounts	21,907
Money market accounts	16,984
NOW and Super NOW accounts	11,318
Securities sold under agreements
to repurchase	5,083
FHLB advances		5,500	16,500
Noninterest-bearing deposits				$25,444
Other liabilities				2,635
	61,920	22,870	57,179	28,079

Shareholders' Equity

Total	$61,920	$22,870	$57,179	$47,331

Interest sensitivity gap	$(17,347)	$27,805	$4,562	$(15,020)

Cumulative gap	$(17,347)	$10,458	$15,020

The above table is based on contractual terms. Mortgage-backed securities were categorized by expected maturities based on prepayment trends as of December 31, 2002. Savings accounts, money market accounts, and NOW accounts are subject to immediate withdrawal and are presented as repricing in the earliest period presented. Although demand and savings accounts, for which rates paid are not readjusted on a pre-established contract cycle and are subject to immediate withdrawal, are presented as repricing in the 0-3 months period, management believes that these types of accounts are not as sensitive to changes in interest rates in the short-term as this presentation would indicate. The practice of underwriting loans with maturity dates of five years or less and with variable rates allows for a repricing of those assets over a relatively short period. Additionally, management does not aggressively price deposits, preferring to maintain a level of lending supported primarily by its base of core deposits. The Corporation's asset/liability management committee meets semi-annually, or more often as needed, to review gap positions and determine management strategies for loan and deposit pricing, purchases and sales of securities, and other borrowing decisions.

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity was $19.3 and $17.5 million at December 31, 2002 and 2001, respectively. The increase during 2002 is attributable to net income from operations and a mark-to-market adjustment for available for sale securities as defined by FASB Statement No. 115. The Corporation paid dividends totaling $761,324 in 2002, compared to $711,028 paid during 2001. The Corporation's capital ratios exceeded the minimum levels prescribed by the Federal Reserve Board at year-end 2002 and 2001, as shown in Note 16 of the consolidated financial statements.

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

Item 7.  Financial Statements.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Valley Ridge Financial Corp.
Kent City, Michigan

We have audited the accompanying consolidated balance sheets of Valley Ridge Financial Corp. as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Ridge Financial Corp. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Crowe, Chizek and Company LLP

Grand Rapids, Michigan
February 14, 2003

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001
ASSETS
Cash and due from financial institutions	$6,758,885	$8,130,078
Federal funds sold	6,050,000
Cash and cash equivalents	12,808,885	8,130,078
Securities available for sale	42,488,239	27,444,295
Other securities	1,561,228	1,502,368
Loans held for sale	1,037,350	933,150

Loans	122,705,416	122,581,155
Allowance for loan losses	(1,631,977)	(1,239,093)
	121,073,439	121,342,062

Accrued interest receivable	958,068	972,535
Premises and equipment, net	5,100,916	5,423,504
Cash surrender value of life insurance policies	3,055,511	2,725,529
Other assets	1,216,172	1,337,063

Total assets	$189,299,808	$169,810,584

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$25,443,616	$22,990,091
Interest bearing	114,885,649	100,595,152
Total	140,329,265	123,585,243
Federal funds purchased		1,000,000
Securities sold under agreement to repurchase	5,083,361	3,352,630
Federal Home Loan Bank advances	22,000,000	22,000,000
Accrued expenses and other liabilities	2,635,002	2,329,881
Total liabilities	170,047,628	152,267,754

Shareholders' equity
Common stock and additional paid-in capital,
no par value: 2,000,000 shares authorized and
954,384 and 947,676 shares outstanding in
2002 and 2001	8,158,672	8,034,990
Retained earnings	10,586,871	9,293,474
Unearned restricted stock	(159,700)	(145,062)
Accumulated other comprehensive income	666,337	359,428
Total shareholders' equity	19,252,180	17,542,830

Total liabilities and shareholders' equity	$189,299,808	$169,810,584

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2002 and 2001

	2002	2001
Interest income
Loans, including fees	$9,990,258	$10,647,825
Federal funds sold	125,482	163,653
Securities
Taxable	1,103,730	980,485
Nontaxable	531,030	774,312
Total interest income	11,750,500	12,566,275

Interest expense
Deposits	2,886,592	3,963,867
Federal Home Loan Bank advances	1,027,813	1,126,587
Securities sold under agreement to repurchase	55,985	91,014
Federal funds purchased and other	72,921	86,478
Total interest expense	4,043,311	5,267,946

Net interest income	7,707,189	7,298,329

Provision for loan losses	335,000	680,000

Net interest income after provision for loan losses	7,372,189	6,618,329

Noninterest income
Service charges	1,549,170	1,157,446
Net gains on sales of securities	112,516	396,082
Net gains on sales of loans	662,700	331,173
Income earned on life insurance policies	200,251	159,600
Other income	347,750	400,435
Total noninterest income	2,872,387	2,444,736

Noninterest expense
Salaries and benefits	3,687,936	3,399,187
Occupancy	605,884	504,423
Furniture and fixtures	617,047	582,506
Legal and professional fees	237,862	312,654
Directors' fees	143,914	135,679
Data processing	379,745	308,562
Advertising	155,348	137,604
Supplies and postage	317,143	272,953
Other	1,314,963	1,151,838
Total noninterest expense	7,459,842	6,805,406

Income before federal income tax	2,784,734	2,257,659

Federal income tax expense	730,013	532,080

Net income	$2,054,721	$1,725,579

Basic and diluted earnings per share	$2.16	$1.82

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2002 and 2001

	Common Stock and Additional Paid-In Capital	Retained Earnings	Unearned Restricted Stock	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, January 1, 2001	$7,917,009	$8,278,923	$(116,760)	$342,790	$16,421,962

Comprehensive income:
Net income		1,725,579			1,725,579
Change in unrealized gain on
securities available for sale, net of reclassification and tax effects				16,638	16,638
Total comprehensive income					1,742,217

Cash dividend ($0.75 per share)		(711,028)			(711,028)

Issuance of restricted stock awards (unearned)	56,729		(56,729)

Restricted stock awards earned			27,999		27,999

Forfeited restricted stock awards	(428)		428

Stock options exercised	61,680				61,680

Balance, December 31, 2001	8,034,990	9,293,474	(145,062)	359,428	17,542,830

Comprehensive income:
Net income		2,054,721			2,054,721
Change in unrealized gain on
securities available for sale, net of reclassification and tax effects				306,909	306,909
Total comprehensive income					2,361,630

Cash dividend ($0.80 per share)		(761,324)			(761,324)

Issuance of restricted stock awards (unearned)	53,620		(53,620)

Restricted stock awards earned			38,982		38,982

Stock options exercised	70,062				70,062

Balance, December 31, 2002	$8,158,672	$10,586,871	$(159,700)	$666,337	$19,252,180

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002 and 2001

	2002	2001
Cash flows from operating activities
Net income	$2,054,721	$1,725,579
Adjustments to reconcile net income
to net cash from operating activities
Depreciation and amortization	568,133	543,989
Amortization of the premiums and
discounts on securities, net	183,834	102,261
Provision for loan losses	335,000	680,000
Net gains on sales of securities	(112,516)	(396,082)
Net gains on sales of loans	(662,700)	(331,173)
Loans originated for sale	(34,607,175)	(18,493,847)
Proceeds from loans sold	34,899,800	18,056,070
Net change in
Accrued interest receivable and other assets	67,807	(305,356)
Accrued expenses and other liabilities	185,998	384,518
Net cash from operating activities	2,912,902	1,965,959

Cash flows from investing activities
Loan originations and payments, net	(66,377)	(2,556,893)
Proceeds from
Sales of securities available for sale	13,038,660	20,505,876
Repayments and maturities of securities available for sale	9,317,146	10,666,720
Purchases of
Federal Reserve Bank stock	(58,860)
Securities available for sale	(37,006,054)	(26,774,730)
Premises and equipment	(242,101)	(1,030,848)
Net cash from investing activities	(15,017,586)	810,125

Cash flows from financing activities
Net increase in deposits	16,744,022	701,202
Net change in federal funds purchased	(1,000,000)	(600,000)
Net increase in securities sold under agreements to repurchase	1,730,731	387,004
Advances from Federal Home Loan Bank	2,500,000	7,500,000
Repayments of Federal Home Loan Bank advances	(2,500,000)	(9,250,000)
Stock options exercised	70,062	61,680
Dividends paid	(761,324)	(711,028)
Net cash from financing activities	16,783,491	(1,911,142)

Net change in cash and cash equivalents	4,678,807	864,942

Cash and cash equivalents at beginning of year	8,130,078	7,265,136

Cash and cash equivalents at end of year	$12,808,885	$8,130,078

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$3,531,383	$4,674,273
Income taxes	680,000	659,500

See accompanying notes to consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include Valley Ridge Financial Corp., its wholly owned subsidiary, Valley Ridge Bank, and its wholly owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, and Valley Ridge Financial Services, Inc., together referred to as the "Corporation." Intercompany transactions and balances are eliminated in consolidation.

Nature of Operations: The Corporation is a regional, community-based financial institution, that owns all of the outstanding stock of Valley Ridge Bank ("Bank"). The Bank's loan and deposit accounts are primarily with customers located in Western Michigan, within the counties of Kent, Ottawa, Muskegon and Newaygo. The Bank also owns all of the outstanding stock of three subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, and Valley Ridge Financial Services, Inc. In June 2002, Valley Ridge Realty, Inc. sold substantially all of its assets to a third party and ceased operations. The primary business of these subsidiaries are mortgage banking and insurance. Substantially all revenues are derived from banking products and services. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentration of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days and federal funds sold. Cash flows are reported net for loan and deposit transactions, federal funds purchased and short-term borrowings with maturities of 90 days or less.

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

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. The Company originates loans for sale, servicing retained, to government agencies. Loans held for sale at year-end 2002 and 2001 are loans which have been closed and are awaiting delivery to these agencies. The loans are rate locked with the customer and the purchasing agency in advance of origination. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is impaired when full payment under the loan terms is not expected. Commercial loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of cost or market when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the respective assets.

Servicing Rights: Servicing rights represent the allocated cost of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate the carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2002	2001

Net income as reported	$2,054,721	$1,725,579
Deduct: stock-based compensation expense
determined under fair value based method	16,539	18,863
Pro forma net income	2,038,182	1,706,716

Basic earnings per share as reported	2.16	1.82
Pro forma basic earnings per share	2.14	1.80

Diluted earnings per share as reported	2.16	1.82
Pro forma diluted earnings per share	2.14	1.80

Weighted-average grant-date fair value per option	3.40	3.44

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:

	2002	2001

Risk-free interest rate	4.08%	4.59%
Expected option life	4 years	4 years
Expected stock price volatility	14.1%	14.1%
Dividend yield	2.77%	2.74%

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

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Off-Balance-Sheet Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Dividend Restrictions: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the Corporation or by the Corporation to shareholders. These restrictions pose no practical limit on the ability of the Bank or holding company to pay dividends.

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

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Corporation's financial condition or results of operations.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $775,000 was required to meet regulatory reserve and clearing requirements at year-end 2002 and 2001. These balances do not earn interest.

Operating Segments: While the Corporation's chief decision-makers monitor the revenue streams of the various Bank products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in prior financial statements have been reclassified to conform with the current presentation.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 2 - SECURITIES

The amortized cost and fair values of securities available for sale at year-end were as follows:

Securities Available for Sale

	Fair Values	Gross Unrealized Gains	Gross Unrealized Losses

2002
U.S. Treasury securities and
obligations of U.S. Government	$8,815,169	$67,937	$(1,102)
corporations and agencies
Obligations of states and
political subdivisions	10,995,326	685,620
Mortgage-backed securities	22,677,744	283,715	(26,568)

	42,488,239	1,037,272	(27,670)

2001
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies	$2,457,180	$5,098	$(28,755)
Obligations of states and
political subdivisions	11,954,605	399,877	(18,183)
Mortgage-backed securities	13,032,510	190,441	(3,889)

	$27,444,295	$595,416	$(50,827)

Other Securities

	2002	2001

Federal Reserve Bank stock	$300,000	$241,140
Federal Home Loan Bank stock	1,250,000	1,250,000
Federal Agricultural Mortgage Corporation stock	11,228	11,228

	$1,561,228	$1,502,368

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 2 - SECURITIES (Continued)

Sales of available for sale securities were as follows:

	2002	2001

Proceeds	$13,038,660	$20,505,876
Gross gains	123,886	433,988
Gross losses	11,370	37,906

The fair value and carrying amount of debt securities at year-end 2002 by contractual maturity were as follows. Securities available for sale not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Values

Due in one year or less	$5,480,180
Due after one year through five years	3,953,393
Due after five years through ten years	6,988,685
Due after ten years	3,388,237
19,810,495
Mortgage-backed securities	22,677,744

$42,488,239

Securities pledged at year-end 2002 and 2001 had a carrying amount of approximately $9,864,000 and $6,274,000, and were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank borrowings.

NOTE 3 - LOANS

Year-end loans were as follows:

	2002	2001

Commercial	$64,761,677	$56,058,403
Residential real estate	38,669,817	43,797,146
Consumer	12,753,812	15,341,485
Agricultural	6,520,110	7,384,121
	122,705,416	122,581,155
Less allowance for loan losses	(1,631,977)	(1,239,093)
	$121,073,439	$121,342,062

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 3 - LOANS (Continued)

Loans serviced for others were approximately $51,401,000 and $29,129,000 at year-end 2002 and 2001, respectively. Mortgage servicing rights were approximately $434,000 and $169,000 at year-end 2002 and 2001, respectively.

Activity in the allowance for loan losses was as follows:

	2002	2001

Beginning balance	$1,239,093	$1,624,820
Provision for loan losses	335,000	680,000
Loans charged off	(208,004)	(1,125,242)
Recoveries	265,888	59,515

Ending balance	$1,631,977	$1,239,093

Impaired loans were as follows:

	2002	2001

Year-end loans with no allocated allowance for loan losses	$155,524	$1,115,724
Year-end loans with allocated allowance for loan losses	1,037,806	0

	$1,193,330	$1,115,724

Amount of the allowance allocated	$329,808	$0

Average of impaired loans during the year	$1,176,400	$1,994,516
Interest income recognized during impairment	79,652	95,694
Cash basis interest income recognized	62,975	114,619

Nonperforming loans were as follows:

	2002	2001

Loans past due over 90 days still on accrual	$27,015	$113,406
Nonaccrual loans	424,541	440,443

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 4 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

	2002	2001

Land	$521,730	$521,730
Building and improvements	4,499,325	4,501,807
Furniture and equipment	4,940,272	4,752,084
	9,961,327	9,775,621
Less accumulated depreciation	(4,860,411)	(4,352,117)

	$5,100,916	$5,423,504

Depreciation expense was approximately $565,000 and $539,000 for 2002 and 2001, respectively.

NOTE 5 - DEPOSITS

Deposits at year-end are summarized as follows:

	2002	2001

Non-interest bearing demand deposit accounts	$25,443,616	$22,990,091
Money market accounts	16,983,974	13,435,670
NOW and Super NOW accounts	11,317,902	10,806,760
Savings accounts	21,906,606	19,812,715
Time deposits	64,677,167	56,540,007

	$140,329,265	$123,585,243

Time deposits of $100,000 or more were $10,328,000 and $ 9,006,000 at year-end 2002 and 2001.

At year-end 2002, stated maturities of all time deposits were as follows for the years ending December 31:

2002

2003	$24,280,777
2004	7,028,487
2005	10,758,175
2006	8,310,131
2007	13,568,895
Thereafter	730,702

$64,677,167

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 6 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2002	2001

Amount outstanding at year-end	$5,083,361	$3,352,630
Weighted average interest rate at year-end	.89%	1.23%
Average daily balance during the year	$4,379,520	$2,977,419
Weighted average interest rate during the year	1.18%	3.06%
Maximum month end balance during the year	$6,652,971	$4,018,911

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

The Corporation had the following advances from the Federal Home Loan Bank at year-end:

Maturity Date	Interest Rate	2002	2001

Variable Rate
December 2, 2002	2.08%		$2,500,000
June 2, 2003	1.52%	$2,500,000

Fixed Rate
October 22, 2003	5.12%	3,000,000	3,000,000
December 4, 2006	5.16%	2,500,000	2,500,000
January 12, 2010	5.83%	2,000,000	2,000,000
November 3, 2010	5.95%	2,000,000	2,000,000
December 20, 2010	4.98%	5,000,000	5,000,000
March 31, 2011	3.99%	5,000,000	5,000,000

		$22,000,000	$22,000,000

The variable rate advance has an interest rate equal to the three month LIBOR less 3 basis points and adjusts quarterly. Several of the advances are subject to prepayment penalties. The advances are collateralized by a blanket lien on first mortgage loans and U.S. Government agency mortgage-backed securities totaling $28,884,667 and $34,043,181 at year-end 2002 and 2001, respectively.

At year-end 2002, scheduled maturities were as follows:

2003	$5,500,000
2004	0
2005	0
2006	2,500,000
2007	0
Thereafter	14,000,000

$22,000,000

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 8 - FEDERAL INCOME TAXES

The provision for income taxes consists of:

	2002	2001

Current	$894,248	$438,878
Deferred	(164,235)	93,202

	$730,013	$532,080

Year-end deferred tax assets and liabilities consist of:

	2002	2001
Deferred tax assets
Allowance for loan losses	$383,955	$270,055
Deferred loan fees	26,424	38,177
Deferred compensation	522,812	442,738
Other	28,603	23,621
	961,794	774,591
Deferred tax liabilities
Net unrealized appreciation on securities available for sale	(343,264)	(185,161)
Fixed assets	(174,736)	(195,956)
Mortgage servicing rights	(85,616)	(41,863)
Other	(60,733)	(60,298)
	(664,349)	(483,278)

Net deferred tax asset (liability)	$(297,445)	$291,313

No valuation allowance has been recorded against the deferred tax assets.

The effective tax rate differs from the statutory federal income tax rate as follows:

	2002	2001

Statutory rates	$946,810	$767,604
Increase (decrease) from
Tax-exempt interest	(195,856)	(276,300)
Nondeductible interest expense	16,661	37,575
Income related to life insurance policies	(40,749)	(28,560)
Other, net	3,147	31,761

Income tax expense	$730,013	$532,080

Effective tax rate	26.21%	23.39%

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 9 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	2002	2001
Basic
Net income	$2,054,721	$1,725,579
Weighted average common shares outstanding	951,375	946,551

Basic earnings per common share	$2.16	$1.82

Diluted
Net income	$2,054,721	$1,725,579

Weighted average common shares outstanding
for basic earnings per common share	951,375	946,551
Add: Dilutive effect of assumed
exercises of stock options	1,883	2,341

Average shares and dilutive potential
common shares	953,258	948,892

Diluted earnings per common share	$2.16	$1.82

Stock options for 4,704 shares of common stock were not considered in computing diluted earnings per common share for 2001 because they were antidilutive. No stock options were antidilutive for 2002.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a profit sharing 401(k) plan for substantially all employees. Under the Plan, employees may make voluntary contributions based on a percentage of compensation. The Plan also allows the Corporation, at the discretion of the Board of Directors, to provide an annual contribution. The Corporation's profit sharing contribution to the Plan was $200,000 and $165,000 in 2002 and 2001, respectively. Additionally, the Corporation made 401(k) matching contributions to the Plan of $52,000 in 2002 and 2001.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 11 - STOCK INCENTIVE PLAN

A stock incentive plan was established during 1998 for directors, officers, and other key employees of the Corporation and its subsidiaries. The plan authorizes the issuance of up to 45,000 shares in the form of stock options and restricted stock awards. Stock options for nonemployee directors and key employees are granted at the market price on the date of grant. Stock options awarded to nonemployee directors are fully vested on the date of grant and expire five years from the date of grant. Stock options awarded to key employees are fully vested on the date of grant and expire ten years from the date of grant.

Certain shares are awarded under the restricted stock provisions of the plan. The shares are awarded at market price and vest 20% per year, beginning the year following the grant. Shares are earned and compensation expense is recorded over the expected vesting of the awards. Compensation expense related to restricted stock awards was $38,982 and $27,999 for 2002 and 2001, respectively.

A summary of the activity in the plan is as follows:

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Balance outstanding
January 1, 2001	7,918	$26.03	10,321	$22.04

Granted	5,374	28.00	2,026	28.00
Exercised	(2,650)	23.26
Forfeited			(23)	18.59

Balance outstanding
December 31, 2001	10,642	26.28	12,324	18.42

Granted	5,089	28.00	1,915	28.00
Exercised	(2,906)	24.13

Balance outstanding
December 31, 2002	12,825	$27.49	14,239	$23.69

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 11 - STOCK INCENTIVE PLAN (Continued)

Options outstanding at year-end 2002 were as follows:

	----Outstanding and Exercisable----
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$18-$24	367	6.50	$23.37
$25-$28	12,458	6.14	27.61

Outstanding at year-end	12,825

NOTE 12 - DIRECTOR DEFERRED COMPENSATION PLAN

The Corporation instituted a Director Deferred Compensation Plan in 1994, whereby directors may periodically defer a portion of current compensation. The Corporation has committed to pay to the directors, or the directors' designated beneficiaries or survivors, the total amount of deferred compensation plus accumulated interest at or following retirement. The interest is added to the accumulated deferred compensation liability at a periodic compound rate. The agreement also addresses termination, disability or death prior to retirement. The portion of the compensation expense deferred for 2002 and 2001 was $114,195 and $115,454, respectively. The accrued deferred compensation liability was $1,292,605 and $1,105,935 as of December 31, 2002 and 2001, respectively, and is included in other liabilities.

NOTE 13 - RELATED PARTIES

Certain directors and executive officers of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers of the Corporation. At December 31, 2002 and 2001, the Corporation had approximately $2,391,000 and $2,457,000, respectively, in outstanding loans to directors and executive officers. New loans and repayments were $1,496,000 and $1,563,000, respectively, during 2002.

Related party deposits totaled approximately $1,260,000 and $1,049,000 at year-end 2002 and 2001, respectively.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

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

Commitments at year-end are as follows:

	2002	2001

Commitments to make loans	$7,609,000	$2,974,000
Commercial unused lines of credit	14,685,000	12,426,000
Consumer unused lines of credit	3,458,000	2,133,000

Substantially all of the commitments to make loans at December 31, 2002 were made at fixed rates ranging from 6.5% to 7.0%. These commitments generally have termination dates of one year or less and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments at year-end were as follows, in thousands:

	2 0 0 2		2 0 0 1
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$12,809	$12,809	$8,130	$8,130
Securities available for sale	42,488	42,488	27,444	27,444
Other securities	1,561	1,561	1,502	1,502
Loans held for sale	1,037	1,037	933	933
Loans, net	121,703	123,685	121,342	122,834
Accrued interest receivable	958	958	973	973

Financial liabilities
Deposits	140,329	143,308	123,585	124,283
Accrued interest payable	204	204	235	235
Short-term borrowings	5,083	5,083	4,353	4,353
Federal Home Loan Bank advances	22,000	22,939	22,000	20,467

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of loan commitments and other off-balance-sheet items are based on the current fees or cost that would be charged to enter into or terminate such arrangements, and are considered to have nominal value at year-end 2002 and 2001.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

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

Actual capital levels (in millions) and minimum required levels for the Corporation and the Bank were:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2002
Total capital (to risk weighted assets)
Consolidated	$20.2	15.6%	$10.4	8.0%	$13.0	10.0%
Bank	19.7	15.2	10.4	8.0	12.9	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	18.6	14.3	5.2	4.0	7.8	6.0
Bank	18.1	14.0	5.2	4.0	7.8	6.0
Tier 1 capital (to average assets)
Consolidated	18.6	9.8	7.6	4.0	9.5	5.0
Bank	18.1	9.6	7.6	4.0	9.4	5.0

2001
Total capital (to risk weighted assets)
Consolidated	$18.4	14.9%	$9.9	8.0%	$12.4	10.0%
Bank	18.0	14.6	9.9	8.0	12.3	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	17.2	13.9	4.9	4.0	7.4	6.0
Bank	16.8	13.6	4.9	4.0	7.4	6.0
Tier 1 capital (to average assets)
Consolidated	17.2	10.1	6.8	4.0	8.5	5.0
Bank	16.8	9.9	6.8	4.0	8.5	5.0

The Corporation and the Bank were categorized as well capitalized at year-end 2002 and 2001.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 17 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

	2002	2001

Unrealized holding gains and losses on
available-for-sale securities	$577,530	$421,291
Less reclassification adjustments for gains
later recognized in income	(112,516)	(396,082)
Net unrealized gains	465,014	25,209
Tax effect	(158,105)	(8,571)

Other comprehensive income	$306,909	$16,638

NOTE 18 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements.

CONDENSED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Cash	$308,583	$240,961
Investment in subsidiaries	18,796,873	17,150,146
Other assets	146,724	172,736

Total assets	$19,252,180	$17,563,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities		$21,013
Shareholders' equity	$19,252,180	17,542,830

Total liabilities and shareholders' equity	$19,252,180	$17,563,843

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 19 - VALLEY RIDGE FINANCIAL CORP. (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2002	2001
Income
Dividends from subsidiary	$787,500	$682,500
Other	0	0
Total income	787,500	682,500

Expenses
Other operating expenses	72,598	46,787

Income before income tax and equity in
undistributed net income of subsidiaries	714,902	635,713

Equity in undistributed net income of subsidiaries	1,339,819	1,089,866

Net income	$2,054,721	$1,725,579

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001
Operating activities
Net income	$2,054,721	$1,725,579
Adjustments to reconcile net income to
net cash from operating activities
Equity in undistributed net income of subsidiary	(1,339,819)	(1,089,866)
Change in other assets and liabilities	43,982	(43,335)
Net cash from operating activities	758,884	592,378

Financing activities
Dividends paid	(761,324)	(711,028)
Stock options exercised	70,062	61,680
Net cash from financing activities	(691,262)	(649,348)

Net change in cash	67,222	(56,970)

Cash at beginning of year	240,961	297,931

Cash at end of year	$308,583	$240,961

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

Part III

Item 9.	Directors and Executive Officers of the Registrant.

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

          Directors With Terms Expiring in 2003

          Jerome B. Arends (age 58) has been a director of the Corporation and/or Kent City since 1987. Mr. Arends was Chief Executive Officer and President of Ravenna Farm Equipment, Inc., a distributor of farm implements and equipment, until early 1999. Mr. Arends was Store Manager and a salesman for Kent Power Equipment, Inc., a distributor of farm equipment, from 1999 until his retirement in 2000.

          K. Timothy Bull (age 55) has been a director of the Corporation and/or Kent City since 1993 and was also a director of the Corporation from 1988 until 1991. Mr. Bull is President and sole shareholder of Moon Lake Orchards, Inc., a producer of fruit.

          Richard L. Edgar (age 58) has been a director of the Corporation and/or Kent City since 1974. Mr. Edgar has been President and Chief Executive Officer of the Corporation since 1988, and President and Chief Executive Officer of the Bank (and, before the Consolidation, Kent City) since 1987. Prior to that, Mr. Edgar served Kent City in various management and other capacities since 1963. Mr. Edgar is also a director of West Shore Computer Services, Inc., a data processing company in which the Bank is a 20% shareholder.

          Paul K. Spoelman (age 67) has been a director of the Corporation and/or Kent City since 1994. Mr. Spoelman is an accountant with and founder of Spoelman, Hovingh & Feldt, Inc., an accounting firm.

          Directors With Terms Expiring in 2004

          Gary Gust (age 58) has been a director of the Corporation and/or Kent City since 1991. Mr. Gust is President and sole shareholder of Gust Construction Company, a general contractor.

          Ronald L. Hansen (age 58) has been a director of the Corporation since the Merger and was a director of Community from 1990 until the Merger. Mr. Hansen has been Vice President of the Corporation since the Merger and a Senior Vice President of the Bank since the Consolidation. Prior to that, Mr. Hansen was Secretary of Community from 1994 until the Merger, President and Chief Executive Officer of Grant from 1994 until the Consolidation, a director of Grant from 1982 until the Consolidation and Vice President and Cashier of Grant from 1982 until 1994. Prior to that, Mr. Hansen served Grant in various management and other capacities since 1973.

          Robert C. Humphreys (age 64) has been a director of the Corporation and/or Kent City since 1988. Mr. Humphreys has been Chairman of the Board of the Corporation and the Bank (and, before the Consolidation, Kent City) since 1993. Mr. Humphreys owns and operates Humphreys Orchards, a producer of fruit.

          Ben J. Landheer (age 67) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1991 until the Merger. Mr. Landheer owns and operates Landheer Insurance Agency, an agent for insurance companies offering a broad range of insurance products.

          Directors With Terms Expiring in 2005

          Michael E. McHugh (age 53) has been a director of the Corporation and/or Kent City since 1989. Mr. McHugh is Secretary, Treasurer and Chief Financial Officer of the Corporation. Mr. McHugh has also been Executive Vice President of the Bank (and, before the Consolidation, Kent City) since 1987.

          Dennis C. Nelson (age 54) has been a director of the Corporation since the Merger and was a director of Community and/or Grant from 1985 until the Merger. Mr. Nelson is a dentist practicing in Grant, Michigan.

          John J. Niederer (age 67) has been a director of the Corporation and/or Kent City since 1993. Mr. Niederer retired in 2000. Before his retirement, he had been President and sole shareholder of Greenridge Fruit, Inc., a distributor of fruit, since 1990. Prior to that, Mr. Niederer was Vice President of Wm. Bolthouse Farms, Inc., a producer and distributor of vegetables.

          Donald Swanson (age 68) has been a director of the Corporation and/or Kent City since 1981. Mr. Swanson is Chairman and a majority shareholder of Swanson Pickle Co., Inc., a producer and distributor of pickles.

          Donald VanSingel (age 59) has been Vice Chairman and a director of the Corporation since the Merger and was Chairman of Community and/or Grant from 1982 until the Merger and a director of Community and/or Grant from 1973 until the Merger. Mr. VanSingel has been a consultant for Governmental Consultant Services, Inc. since 1993. Prior to that, Mr. VanSingel served in the Michigan House of Representatives.

          Executive Officers Who Are Not Directors

          Robert L. Karpinski (age 62) is Senior Vice President of the Bank and has served the Bank in various executive capacities since January 1985.

          As of the date of this Form 10-KSB, directors and officers of the Corporation and persons who beneficially own more than 10% of the outstanding shares of Valley Ridge Common Stock were not subject to the reporting obligations of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 10.  Executive Compensation.

          The following table shows certain information concerning the compensation for services rendered during each of the three years in the period ended December 31, 2002, of the Chief Executive Officer of the Corporation and each executive officer of the Corporation who earned annual salary and bonus compensation in excess of $100,000 during 2002. Messrs. Edgar, McHugh, Hansen and Karpinski were compensated by the Bank in the capacities indicated in the table.

SUMMARY COMPENSATION TABLE

				Long-Term Compensation
		Annual Compensation		Awards

Name and Principal Position	Year	Salary(1)	Bonus(2)	Restricted Stock Awards(3)	Number of Shares Underlying Options	All Other Compensation(4)

Richard L. Edgar	2002	$161,150	$35,000	$13,440	566	$23,526
Director, President	2001	153,412	25,000	10,080	600	23,478
and Chief Executive	2000	147,950	--	16,002	600	22,301
Officer of the Corporation
and the Bank

Michael E. McHugh	2002	$110,591	$12,000	$ 9,856	427	$13,625
Director, Secretary,	2001	107,188	10,000	7,364	450	17,548
Treasurer and Chief	2000	103,500	20,000	12,002	450	14,877
Financial Officer of the
Corporation and Director
and Executive Vice
President of the Bank

Ronald L. Hansen	2002	$99,615	$ 8,000	$7,532	319	$11,748
Director and	2001	94,165	7,500	5,656	337	15,398
Vice President	2000	90,970	15,000	9,014	337	14,971
of the Corporation
and Director and
Senior Vice President
of the Bank

Robert L. Karpinski	2002	$91,159	$17,500	$7,532	319	$13,263
Senior Vice President	2001	85,065	12,500	5,656	337	15,111
of the Bank	2000	80,250	17,500	9,014	337	14,061

____________________________

(1)	Includes compensation deferred under the Corporation's Profit Sharing/401(k) Plan and director fees paid by the Bank.

(2)	Includes compensation deferred under the Corporation's Profit Sharing/401(k) Plan.

(3)

The values of restricted stock awards reported in this column are calculated using the market price of Valley Ridge Common Stock on the date of grant. At December 31, 2002, each of the named executive officers held shares of restricted stock. Dividends will be paid on shares of restricted stock at the same rate dividends are paid on Valley Ridge Common Stock. The number of shares of restricted stock held by each named individual and the aggregate value of those shares (based on the market price of Valley Ridge Common Stock on December 31, 2002) at the end of the Corporation's fiscal year are set forth below:

	Number of Shares	Aggregate Value

Mr. Edgar	1,770	$54,870
Mr. McHugh	1,318	40,858
Mr. Hansen	998	30,938
Mr. Karpinski	998	30,938

Twenty percent of the shares vest on each anniversary of the date of grant. In 2002, 2001, and 2000, respectively, Mr. Edgar was awarded 570, 600, and 600 shares of restricted stock; Mr. McHugh was awarded 425, 450, and 450 shares of restricted stock; Mr. Hansen was awarded 320, 338, and 338 shares of restricted stock; and Mr. Karpinski was awarded 320, 338, and 338 shares of restricted stock.

(4)

All other compensation for 2002 includes: (i) contributions by the Corporation under the Profit Sharing/401(k) Plan; and (ii) amounts paid by the Bank for life insurance. The amounts included for each such factor for 2002 are:

	(i)	(ii)
Mr. Edgar	$22,520	$1,006
Mr. McHugh	13,230	395
Mr. Hansen	11,134	614
Mr. Karpinski	12,305	958

          The following tables set forth information regarding stock options granted to the named executive officers during the last fiscal year and stock options held by them at the end of the last fiscal year. No named executive officer exercised any stock options during 2002.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Richard L. Edgar	566	29.5%	$28.00	7/1/12
Michael E. McHugh	427	22.25	28.00	7/1/12
Ronald L. Hansen	319	16.62	28.00	7/1/12
Robert L. Karpinski	319	16.62	28.00	7/1/12

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

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard L. Edgar	1,766	--	$6,096	--
Michael E. McHugh	1,327	--	4,579	--
Ronald L. Hansen	993	--	3,427	--
Robert L. Karpinski	993	--	3,427	--

(1)	Based on a market value of $31.00 per share at December 31, 2002, adjusted to reflect stock splits.

          During 2002, the Bank compensated its directors at the rate of $4,600 per year and $400 per regular board meeting attended, except that the Chairman of the Board was paid $500 per meeting attended. Directors who were not executive officers of the Corporation or the Bank also received $150 per committee meeting attended. The Corporation has entered into deferred compensation agreements with some of its directors under which payments will be made to the directors after their retirement. In addition, all nonemployee directors who are serving on the applicable date automatically receive annually, on the later of the date of the close of the annual meeting of shareholders or the date on which the Corporation receives the appraisal, if any, of Valley Ridge Common Stock for purposes of contributions to the Corporation's Profit Sharing Plan (the "Appraisal"), a stock option to purchase a number of shares of Valley Ridge Common Stock equal to the sum of (i) the annual cash retainer fees payable to a director in effect on the date of grant and (ii) the amount of the normal meeting fees payable to a director for attendance at a regular monthly meeting of the board of directors in effect on the date of grant multiplied by 12, divided by the per share value of Valley Ridge Common Stock set forth in the Appraisal or, if no Appraisal is obtained, then the market value of Valley Ridge Common Stock on the last day of the preceding calendar year.

          Effective January 1, 1997, the Bank entered into Executive Employee Salary Continuation Agreements (the "Agreements") with each of the named executive officers. Under the Agreements, an executive officer is eligible to receive payment of a monthly retirement benefit from the Bank for 180 months following the normal retirement date (age 65). An executive officer may retire early, after age 60, and receive a reduced benefit, or retire after age 65 and receive an increased benefit. If an executive officer terminates employment prior to early retirement, a vested benefit is payable. Vesting is based on five years of employment commencing January 1, 1997, with 100% vesting given upon death, disability or other involuntary termination of employment for reasons other than "cause." If a named executive officer dies before receiving the entire benefit, remaining payments will be made to a beneficiary. If the officer is terminated prior to early retirement, without "cause" but following a "change in control" of the Bank (as these terms are defined in the Agreements), the officer will receive the vested benefit plus payment of one year's salary. The monthly normal retirement benefit for each executive officer is $3,275 for Mr. Edgar; $758 for Mr. McHugh; $1,825 for Mr. Hansen; and $616 for Mr. Karpinski.

          Mr. Edgar has an employment agreement with the Corporation under which Mr. Edgar serves as President and Chief Executive Officer of the Corporation and the Bank. The agreement provides for a minimum annual salary of $116,761, or any increased amount authorized by the board of directors. The agreement provides for annual salary reviews and bonuses in the discretion of the board of directors. The agreement also provides that if the Corporation terminates Mr. Edgar's employment other than for "cause" or due to his extended "disability" (as those terms are defined in the agreement), or if Mr. Edgar terminates the employment for "good reason" (as defined in the agreement), he will be entitled to severance pay consisting of continuation of his salary and benefits for the remaining term of his agreement. Severance pay would be reduced by the amount of any disability benefits received by Mr. Edgar (other than benefits under a specifically identified disability insurance policy) and would also be reduced as much as necessary to avoid any part of his compensation from the Corporation being classified as "excess parachute payments" under Section 280G of the Internal Revenue Code. Severance pay is subject to discontinuance if Mr. Edgar materially competes with the Corporation. The term of Mr. Edgar's agreement is five years and extends one year on each anniversary of the effective date unless the board of directors gives written notice of its intention not to extend the term.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth information concerning the number of shares of Valley Ridge Common Stock held as of March 26, 2003 by each shareholder who is known to the Corporation's management to have been the beneficial owner of more than 5% of the outstanding shares of Valley Ridge Common Stock as of that date:

	Amount and Nature of Beneficial Ownership of Valley Ridge Common Stock (1)

Name and Address of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership	Percent of Class

Robert C. Humphreys 17660 Westbrook Drive Casnovia, MI 49318	36,074	30,985	67,059	7.0%

Valley Ridge Profit Sharing Plan Trust(4) c/o Valley Ridge Bank 450 West Muskegon Avenue Kent City, MI 49330	--	85,928	85,928	9.0

Richard L. Edgar(3)(4) 450 West Muskegon Avenue Kent City, MI 49330	21,497	33,338	54,835	5.7

__________________________
(Footnotes begin on next page.)

          The following table shows certain information concerning the number of shares of Valley Ridge Common Stock held as of March 26, 2003, by each of the Corporation's directors, each of the named executive officers and all of the Corporation's directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership of Valley Ridge Common Stock(1)

Name of Beneficial Owner	Sole Voting and Dispositive Power		Shared Voting or Dispositive Power(2)	Stock Options(3)	Total Beneficial Ownership(3)		Percent of Class
Jerome B. Arends	16,049		10,940	974	27,963		2.9%
K. Timothy Bull	25,612		1,452	974	28,038		2.9
Richard L. Edgar	19,731	(4)	33,338	1,766	54,835	(4)	5.7
Gary Gust	18,110		19,604	652	38,366		4.0
Ronald L. Hansen	5,762		--	993	6,755		*
Robert C. Humphreys	36,074		30,985	--	67,059		7.0
Robert L. Karpinski	2,401		--	--	2,401		*
Ben J. Landheer	31,079		--	--	31,079		3.2
Michael E. McHugh	3,682	(4)	14,574	1,327	19,583	(4)	2.0
Dennis C. Nelson	4,535		--	--	4,535		*
John J. Niederer	6,935		2,260	--	9,195		*
Paul K. Spoelman	6,232		--	--	6,232		*
Donald Swanson	12,095		3,718	974	16,787		1.8
Donald VanSingel	2,295		3,664	974	6,933		*

All directors and executive officers as a group	190,592	(4)	120,535	8,634	319,761	(4)	33.1%

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

(4)

Mr. Edgar and Mr. McHugh may be considered to have voting and/or dispositive control over 85,928 shares of Valley Ridge Common Stock held by the Valley Ridge Profit Sharing Plan Trust by reason of the capacities in which they serve at the Corporation and the Bank. The number of shares reported as beneficially owned by Mr. Edgar excludes, and Mr. Edgar disclaims beneficial ownership of, 52,590 shares of Valley Ridge Common Stock held by the Valley Ridge Profit Sharing Plan Trust. The number of shares reported as beneficially owned by Mr. McHugh excludes, and Mr. McHugh disclaims beneficial ownership of, 71,354 shares of Valley Ridge Common Stock held by the Valley Ridge Profit Sharing Plan Trust.

          The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2002:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,825	$27.49	5,773
Equity compensation plans not approved by security holders	--	--	--
Total	12,825	$27.49	5,773

The only equity compensation plan approved by security holders is the Valley Ridge Financial Corp. Stock Incentive Plan of 1998. This plan provides for awards of nonqualified stock options to officers and directors, and awards of incentive stock options, restricted stock, and stock awards to officers and key employees (collectively, the "incentive awards"). An initial allowance of 45,000 shares of Valley Ridge Common Stock was available for incentive awards under this plan (subject to certain antidilution adjustments). Persons eligible to receive incentive awards under this plan include directors (including non-employee directors), corporate executive officers, and employees of the Corporation or its subsidiaries in consideration of the services these persons provide to the Corporation and/or its subsidiaries. Non-employee directors receive nonqualified stock options pursuant to a formula set forth in the plan. This plan is administered by the Compensation Committee of the board of directors. This committee determines, subject to the terms of the plan, which persons receive incentive awards, the amount of incentive awards to be granted to each person, the time of each grant, the terms and duration of each grant, and all other determinations necessary or advisable for administration of the plan.

Item 12.  Certain Relationships and Related Transactions.

          Directors and officers of the Corporation and their associates were customers of and had transactions with the Bank in the ordinary course of business between January 1, 2001, and March 26, 2003. It is anticipated that such transactions will take place in the future in the ordinary course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13.  Exhibit List and Reports on Form 8-K.

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

10.1	Data Processing Agreement. Previously filed as Exhibit 10(a) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

10.2	Amendment to Data Processing Agreement. Previously filed as Exhibit 10.2 to the Corporation's Form 10-KSB filed March 31, 2001. Here incorporated by reference.

10.3

Directors' Deferred Compensation Plan and Form of Directors' Deferred Compensation Agreement.* Previously filed as Exhibit 10(d) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

10.4	Employment Agreement with Richard Edgar.* Previously filed as Exhibit 10.7 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.5	Form of Salary Continuation Agreement.* Previously filed as Exhibit 10.8 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.6	Stock Incentive Plan of 1998.* Previously filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1998. Here incorporated by reference.

21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to the Corporation's Form 10-KSB filed March 31, 2001. Here incorporated by reference

23	Consent of Independent Auditors.

24	Powers of Attorney.

99.1	Certification.

___________________________

*Management contract or compensatory plan or arrangement.

          The Corporation will furnish a copy of any exhibit listed above to any shareholder of the Corporation without charge upon written request to Michael E. McHugh, Secretary, Valley Ridge Financial Corp., 450 West Muskegon Avenue, Kent City, Michigan 49330.

          Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 2002.

Item 14. Controls and Procedures.

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

VALLEY RIDGE FINANCIAL CORP.
(Registrant)

March 31, 2003	By	/s/ Richard L. Edgar
Richard L. Edgar President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2003	*
Jerome B. Arends Director

March 31, 2003	*
K. Timothy Bull Director

March 31, 2003	/s/ Richard L. Edgar
Richard L. Edgar President, Chief Executive Officer and Director (Principal Executive Officer)

March 31, 2003	*
Gary Gust Director

March 31, 2003	*
Ronald L. Hansen Director and Vice President

March 31, 2003	*
Robert C. Humphreys Chairman of the Board and Director

March 31, 2003		*
Ben J. Landheer Director

March 31, 2003		/s/ Michael E. McHugh
Michael E. McHugh Secretary and Treasurer and Director (Principal Financial and Accounting Officer)

March 31, 2003		*
Dennis C. Nelson Director

March 31, 2003		*
John J. Niederer Director

March 31, 2003		*
Paul K. Spoelman Director

March 31, 2003		*
Donald Swanson Director

March 31, 2003		*
Donald VanSingel Director

	*By	/s/ Michael E. McHugh
Michael E. McHugh Attorney-in-Fact

CERTIFICATIONS

          I, Richard L. Edgar, certify that:

          1. I have reviewed this annual report on Form 10-KSB of Valley Ridge Financial Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003	/s/ Richard L. Edgar
Richard L. Edgar President and Chief Executive Officer (Principal Executive Officer)

          I, Michael E. McHugh, certify that:

          1. I have reviewed this annual report on Form 10-KSB of Valley Ridge Financial Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003	/s/ Michael E. McHugh
Michael E. McHugh Secretary and Treasurer (Principal Financial and Accounting Officer)

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

10.1	Data Processing Agreement. Previously filed as Exhibit 10(a) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

10.2	Amendment to Data Processing Agreement. Previously filed as Exhibit 10.2 to the Corporation's Form 10-KSB filed March 31, 2001. Here incorporated by reference.

10.3

Directors' Deferred Compensation Plan and Form of Directors' Deferred Compensation Agreement.* Previously filed as Exhibit 10(d) to the Corporation's Form S-4 Registration Statement filed January 30, 1996. Here incorporated by reference.

10.4	Employment Agreement with Richard Edgar.* Previously filed as Exhibit 10.7 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.5	Form of Salary Continuation Agreement.* Previously filed as Exhibit 10.8 to the Corporation's Form 10-KSB filed March 31, 1998. Here incorporated by reference.

10.6	Stock Incentive Plan of 1998.* Previously filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1998. Here incorporated by reference.

21	Subsidiaries of the Registrant.. Previously filed as Exhibit 21 to the Corporation's Form 10-KSB filed March 31, 2001. Here incorporated by reference

23	Consent of Independent Auditors.

24	Powers of Attorney.

99.1	Certification.

___________________________

*Management contract or compensatory plan or arrangement.