Form 10QSB
period 2003-03-31
VALLEY RIDGE FINANCIAL CORP
filed 2003-05-15
CIK 1006962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X     No

There were 956,327 shares of Common Stock (no par value) outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format (check one):  Yes          No    X

VALLEY RIDGE FINANCIAL CORP.
FORM 10-QSB
INDEX

PART 1.     Financial Information

		Page No.

	Item I. Financial Statements

	Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002	3

	Condensed Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2003 (Unaudited) and March 31, 2002 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 (Unaudited) and March 31, 2002 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

	Item 3. Controls and Procedures	12

PART II.	Other Information

	Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES AND CERTIFICATIONS		13-15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002
ASSETS
Cash and due from financial institutions	$6,290,257	$6,758,885
Federal funds sold	7,950,000	6,050,000
Cash and cash equivalents	14,240,257	12,808,885

Securities available for sale	43,208,318	42,488,239
Other securities	1,561,228	1,561,228
Loans held for sale	1,560,400	1,037,350

Loans	122,551,561	122,705,416
Allowance for loan losses	(1,783,801)	(1,631,977)
	120,767,760	121,073,439

Accrued interest receivable	1,103,745	958,068
Premises and equipment, net	5,141,502	5,100,916
Cash surrender value of life insurance policies	3,080,411	3,055,511
Other assets	1,090,678	1,216,172

Total assets	$191,754,299	$189,299,808

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$24,951,788	$25,443,616
Interest-bearing	119,423,670	114,885,649
Total	144,375,458	140,329,265

Securities sold under agreement to repurchase	5,732,617	5,083,361
Federal Home Loan Bank advances	19,500,000	22,000,000
Accrued expenses and other liabilities	2,535,403	2,635,002
Total liabilities	172,143,478	170,047,628

Shareholders' equity
Common stock and additional paid-in capital,
no par value: 2,000,000 shares authorized and 956,327
and 954,384 shares outstanding at March 31, 2003 and
December 31, 2002	8,212,648	8,158,672
Retained earnings	10,939,433	10,586,871
Unearned restricted stock	(159,700)	(159,700)
Accumulated other comprehensive income	618,440	666,337
Total shareholders' equity	19,610,821	19,252,180

Total liabilities and shareholders' equity	$191,754,299	$189,299,808

See accompanying notes to condensed financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	------Three Months Ended-----
	March 31, 2003	March 31, 2002
Interest income
Loans, including fees	$2,338,071	$2,486,069
Federal funds sold	27,627	22,601
Securities	437,979	380,351
Total interest income	2,803,677	2,889,021

Interest expense
Deposits	714,512	684,208
Other	256,324	270,155
Total interest expense	970,836	954,363

Net interest income	1,832,841	1,934,658

Provision for loan losses	45,000	45,000

Net interest income after provision for loan losses	1,787,841	1,889,658

Noninterest income
Service charges	332,663	219,723
Net gains on sales of securities	6,732	34,147
Net gains on sales of loans	374,077	146,481
Income earned on life insurance policies	45,000	39,900
Other income	116,184	138,548
Total noninterest income	874,656	578,799

Noninterest expense
Salaries and benefits	998,847	960,481
Occupancy	139,254	128,546
Furniture and fixtures	152,546	140,900
Other expense	636,887	571,528
Total noninterest expense	1,927,534	1,801,455

Income before federal income tax	734,963	667,002

Federal income tax expense	191,135	181,626

Net income	$543,828	$485,376
Comprehensive income	$495,931	$346,994

Basic and diluted earnings per share	$.57	$.51

See accompanying notes to condensed financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	-----Three Months Ended-----
	March 31, 2003	March 31, 2002
Cash flows from operating activities
Net income	$543,828	$485,376
Adjustments to reconcile net income
to net cash from operating activities
Depreciation and amortization	134,654	140,715
Amortization of premiums and discounts on securities, net	76,848	9,267
Provision for loan losses	45,000	45,000
Net gains on sales of securities	(6,732)	(34,147)
Net gains on sales of loans	(374,077)	(58,760)
Loans originated for sale	(15,656,500)	(8,328,681)
Proceeds from loans sold	15,507,527	8,681,666
Net change in:
Accrued interest receivable and other assets	(45,083)	16,890
Accrued interest payable and other liabilities	(74,925)	(32,063)
Net cash from operating activities	150,540	925,263

Cash flows from investing activities
Loan originations and payments, net	260,679	719,413
Proceeds from:
Sales of securities available for sale	1,699,476	5,227,018
Repayments and maturities of securities available for sale	9,583,721	2,042,501
Purchase of:
Securities available for sale	(12,145,963)	(9,999,572)
Premises and equipment	(175,240)	(173,350)
Net cash used in investing activities	(777,327)	(2,183,990)

Cash flows from financing activities
Net increase in deposits	4,046,193	4,403,679
Net increase in securities sold under agreements
to repurchase	649,256	43,122
Net decrease in federal funds purchased	0	(1,000,000)
Repayments of Federal Home Loan Bank advances	(2,500,000)	0
Stock options exercised	53,976	8,590
Dividends paid	(191,266)	(190,005)
Net cash from financing activities	2,058,159	3,265,386

Net change in cash and cash equivalents	1,431,372	2,006,659

Cash and cash equivalents at beginning of year	12,808,885	8,130,078

Cash and cash equivalents at end of period	$14,240,257	$10,136,737

See accompanying notes to condensed financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION:

The unaudited financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank"), and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, Inc., and Valley Ridge Financial Services, Inc. These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2003 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.	STOCK OPTIONS:

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. During the periods ended March 31, 2003 and 2002, there were no stock options granted. Because options are immediately vested, there was no proforma effect on net income or earnings per share, for the periods ended March 31, 2003 and 2002, using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

3.	EARNINGS PER COMMON SHARE:

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Basic earnings per share amounts are based on 955,697 and 949,919 shares outstanding for the three months ended March 31, 2003 and 2002, respectively. Diluted earnings per share amounts are based on 958,228 and 952,882 shares outstanding for the three months ended March 31, 2003 and 2002, respectively. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

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

Risk Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economies. In addition, events relating to the war on terrorism and other military actions, including the war in Iraq have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Net Income: The Corporation reported net income of $543,828 or $.57 per share for the first quarter of 2003 compared to $485,376 or $.51 per share for the first quarter of 2002. The change was primarily a result of improved noninterest income offset by a decrease in the Corporation's net interest margin compared to the first quarter of 2002. Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on the Corporation's future operating results.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities. For tax-exempt securities and loans, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.

	Three Months Ended March 31,
	-------------------------2 0 0 3------------------			------------------------2 0 0 2------------------
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Taxable securities	$31,095,326	$289,144	3.72%	$18,838,613	$232,222	4.93%
Tax-exempt securities	10,732,161	225,508	8.40	10,706,065	224,433	8.39
Loans (1) (2)	121,995,756	2,344,997	7.69	121,440,904	2,494,449	8.22
Federal funds sold	9,443,884	27,627	1.17	4,966,667	22,601	1.82
Total earning assets	173,267,127	2,887,276	6.67	155,952,249	2,973,705	7.63

Nonaccrual loans	363,657			433,598

Less allowance for
loan losses	(1,709,472)			(1,330,974)
Cash and due from banks	6,930,911			4,639,269
Other nonearning assets	9,875,694			10,451,092

Total assets	$188,727,917			$170,145,234

Interest-bearing deposits	$116,980,758	$714,512	2.44%	$104,143,122	$684,208	2.63%
Other borrowings	25,710,334	256,324	3.99	24,689,391	270,155	4.38
Total interest-bearing
liabilities	142,691,092	970,836	2.72	128,832,513	954,363	2.96
Demand deposits	24,848,187			21,499,124
Other liabilities	1,877,540			2,181,631
Total liabilities	169,416,819			152,513,268
Average equity	19,311,098			17,631,966

Total liabilities and
equity	$188,727,917			$170,145,234

Net interest income		$1,916,440			$2,019,342
Rate spread			3.95%			4.67%
Net interest margin			4.42%			5.18%

(1)	Average outstanding balances exclude non-accruing loans.
(2)	Includes loans held for sale.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

	Three Months Ended March 31,
	----------------2003 over 2002---------------
	Total	Volume	Rate
Increase (decrease) in interest income
Taxable investment securities	$56,919	$496,580	$(439,661)
Tax-exempt securities	1,075	2,191	(1,116)
Loans (including loans held for sale)	(149,449)	45,393	(194,842)
Federal funds sold	5,026	60,649	(55,623)
Net change in tax-equivalent income	(86,429)	604,813	(691,242)

Increase (decrease) in interest expense
Interest-bearing deposits	30,304	322,262	(291,958)
Other borrowings	(13,831)	43,424	(57,255)
Net change in interest expense	16,473	365,686	(349,213)

Net change in net interest income (tax
equivalent)	$(102,902)	$239,127	$(342,029)

Net Interest Income: Net interest income decreased $102,000 or 5% to $1,833,000 for the three-month period ended March 31, 2003 compared to the same period in 2002. The decrease in net interest income is primarily attributable to decreases in interest rates over the past twelve months, which has unfavorably affected the Corporation's net interest income.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision remained consistent at $45,000 for the three months ended March 31, 2003 and 2002. Net recoveries were approximately $107,000 for the first quarter of 2003 compared to net recoveries of approximately $80,000 for the first quarter of 2002. The Corporation has recovered approximately $147,000 in 2003 relating to a large commercial loan charged off during the fourth quarter of 2001. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

The following summarizes changes in the allowance for loan losses:

	As of and for the Three Months Ended March 31,
	2003	2002

Balance at beginning of period	$1,631,977	$1,239,093
Provision for loan losses	45,000	45,000

Recoveries on loans charged off	147,453	113,355
Loans charged off	(40,629)	(33,093)
Net recoveries	106,824	80,262

Balance at end of period	$1,783,801	$1,364,355

Allowance for loan losses as a percentage of
total loans at end of period	1.5%	1.1%

Ratio of net recoveries to average total loans
outstanding during the period	.09%	.07%

Noninterest Income: Noninterest income for the three months ended March 31, 2003 was approximately $875,000 as compared to approximately $579,000 for the same period in 2002. The increased service charge income is reflective of deposit growth experienced during 2002. Net gains on sales of loans has increased by approximately $228,000 for the three months ended March 31, 2003 compared to the same period in 2002 due to the continued refinancing activity from the low interest rate environment.

Noninterest Expense: Noninterest expense increased by approximately $126,000 for the three months ended March 31, 2003 compared to the same period in 2002. Salaries and benefits, the largest component of noninterest expense, increased 4% to $998,847 for the three months ended March 31, 2003 compared to $960,481 for the same period in 2002. The increase in salaries and benefits reflects annual salary increases and additional employees. Occupancy and furniture and fixture expenses increased approximately $22,000 to $291,800, due to the addition of a new branch location.

Financial Condition, Liquidity, and Capital Resources

Total assets increased approximately 1.3% or by $2.5 million to $191.8 million at March 31, 2003 compared to $189.3 million at December 31, 2002. Total liabilities increased by 1.2% or by $2.1 million to $172.1 million at March 31, 2003 compared to $170.0 million at December 31, 2002. Total shareholders' equity increased by approximately $359,000 to $19.6 million at March 31, 2003. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts offset by a decrease in the unrealized gain on securities available for sale.

Total loans remained relatively stable at $122.6 million. Deposits increased by approximately $4.0 million or 2.9% to $144.4 million. The net loan to deposit ratio has decreased to 83.6% for the period ended March 31, 2003 from 86.3% for the period ended December 31, 2002. The allowance for loan losses maintained a reserve of 1.5% of total loans.

The Corporation paid a dividend of $191,266 in the first quarter of 2003, compared to $190,005 in the first quarter of 2002.

Shareholders' equity as a percent of total assets was 10.2% at March 31, 2003 and December 31, 2002. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash, cash equivalents and investment securities totaled approximately $59.0 million at March 31, 2003 or approximately 30.8% of total assets. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Corporation has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Repurchase agreements totaled approximately $5.7 million at March 31, 2003 compared to $5.1 million at December 31, 2002.

The Corporation had $19.5 million in advances from the Federal Home Loan Bank at March 31, 2003 compared to $22.0 million at December 31, 2002. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and specific qualifying securities within the securities portfolio.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.

99.1	Certification under 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 34-47551.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter covered by this form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY RIDGE FINANCIAL CORP. Registrant

Date:	May 15, 2003	s/Richard L. Edgar
Richard L. Edgar, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2003	s/Michael McHugh
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Michael E. McHugh
Michael E. McHugh Secretary and Treasurer Valley Ridge Financial Corp.

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.

99.1	Certification under 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 34-47551.