Form 10QSB
period 2003-06-30
VALLEY RIDGE FINANCIAL CORP
filed 2003-08-14
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

There were 956,014 shares of Common Stock (no par value) outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format (check one):   Yes      ;   No    X   .

VALLEY RIDGE FINANCIAL CORP.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002	3

	Condensed Consolidated Statements of Income and Comprehensive Income - Three and Six Months Ended June 30, 2003 (Unaudited) and June 30, 2002 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 (Unaudited) and June 30, 2002 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

	Item 3. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders	12

	Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Cash and due from financial institutions	$8,415,513	$6,758,885
Federal funds sold	11,950,000	6,050,000
Cash and cash equivalents	20,365,513	12,808,885

Securities available for sale	41,315,285	42,488,239
Other securities	1,577,728	1,561,228
Loans held for sale	473,000	1,037,350

Loans	122,048,292	122,705,416
Allowance for loan losses	(1,793,014)	(1,631,977)
	120,255,278	121,073,439

Accrued interest receivable	886,223	958,068
Premises and equipment, net	5,025,139	5,100,916
Cash surrender value of life insurance policies	3,105,311	3,055,511
Other assets	1,241,249	1,216,172

Total assets	$194,244,726	$189,299,808

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$27,561,265	$25,443,616
Interest-bearing	119,814,154	114,885,649
Total	147,375,419	140,329,265

Securities sold under agreement to repurchase	4,541,164	5,083,361
Federal Home Loan Bank advances	19,500,000	22,000,000
Accrued expenses and other liabilities	2,761,223	2,635,002
Total liabilities	174,177,806	170,047,628

Shareholders' equity
Common stock, no par value: 2,000,000 shares
authorized and 956,014 and 954,384 shares outstanding
at June 30, 2003 and December 31, 2002	8,212,648	8,158,672
Retained earnings	11,255,482	10,586,871
Unearned restricted stock	(159,700)	(159,700)
Accumulated other comprehensive income	758,490	666,337
Total shareholders' equity	20,066,726	19,252,180

Total liabilities and shareholders' equity	$194,244,726	$189,299,808

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income
Loans, including fees	$2,482,217	$2,472,190	$4,820,288	$4,958,259
Securities	376,053	401,044	814,032	781,395
Federal funds sold	33,514	24,243	61,141	46,844
	2,891,784	2,897,477	5,695,461	5,786,498
Interest expense
Deposits	709,742	696,810	1,424,254	1,381,018
Other	252,953	267,784	509,277	537,939
	962,695	964,594	1,933,531	1,918,957

Net interest income	1,929,089	1,932,883	3,761,930	3,867,541

Provision for loan losses	45,000	45,000	90,000	90,000

Net interest income after provision for loan losses	1,884,089	1,887,883	3,671,930	3,777,541

Noninterest income
Service charges	355,577	326,935	688,240	546,658
Net gains on sales of securities	28,212	28,369	34,944	62,516
Net gains on sales of loans	343,698	76,692	717,775	223,173
Income earned on life insurance policies	45,000	39,900	90,000	79,800
Other income	132,243	203,079	248,427	341,627
Total noninterest income	904,730	674,975	1,779,386	1,253,774

Noninterest expense
Salaries and benefits	1,061,504	936,029	2,060,351	1,896,510
Occupancy	154,302	131,257	293,556	259,803
Furniture and fixtures	151,371	147,901	303,917	288,801
Other expense	702,213	671,690	1,339,100	1,243,218
Total noninterest expense	2,069,390	1,886,877	3,996,924	3,688,332

Income before federal income tax	719,429	675,981	1,454,392	1,342,983

Federal income tax expense	212,115	179,244	403,250	360,870

Net income	$507,314	$496,737	$1,051,142	$982,113
Comprehensive income	$647,364	$740,379	$1,143,295	$1,087,373

Basic and diluted earnings per share	$.53	$.52	$1.10	$1.03

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities
Net income	$1,051,142	$982,113
Adjustments to reconcile net income
to net cash from operating activities
Depreciation and amortization	240,065	286,023
Amortization of premiums and discounts on securities, net	201,187	76,067
Provision for loan losses	90,000	90,000
Net gains on sales of securities	(34,944)	(62,516)
Net gains on sales of loans	(717,775)	(223,173)
Loans originated for sale	(36,993,030)	(11,812,502)
Proceeds from loans sold	37,977,075	12,805,325
Net change in:
Accrued interest receivable and other assets	295,048	253,394
Accrued expenses and other liabilities	78,749	82,358
Net cash from operating activities	2,187,517	2,477,089

Cash flows from investing activities
Loan originations and payments, net	728,161	662,498
Proceeds from:
Sales of securities available for sale	2,216,549	11,988,660
Repayments and maturities of securities available for sale	16,946,440	3,626,812
Purchase of:
Securities available for sale	(18,016,653)	(17,368,686)
Federal Home Loan Bank stock	(16,500)
Premises and equipment	(164,288)	(286,798)
Net cash from (used in) investing activities	1,693,709	(1,377,514)

Cash flows from financing activities
Net increase in deposits	7,046,154	7,027,588
Net increase in securities sold under agreement to repurchase	(542,197)	1,678,072
Repayments of Federal Home Loan Bank advances	(2,500,000)
Net decrease in federal funds purchased		(1,000,000)
Stock options exercised	53,976	8,590
Dividends paid	(382,531)	(380,011)
Net cash from financing activities	3,675,402	7,334,239

Net change in cash and cash equivalents	7,556,628	8,433,814

Cash and cash equivalents at beginning of period	12,808,885	8,130,078

Cash and cash equivalents at end of period	$20,365,513	$16,563,892

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION:

The unaudited financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and June 30, 2002 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank") and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, Inc., and Valley Ridge Financial Services, Inc. These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2003 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.	EARNINGS PER COMMON SHARE:

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings per share amounts are based on 956,327 and 950,027 shares outstanding for the three months ended June 30, 2003 and 2002, respectively. Earnings per share amounts are based on 956,014 and 949,973 shares outstanding for the six months ended June 30, 2003 and 2002, respectively. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

3.	STOCK OPTIONS:

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. During the periods ended June 30, 2003 and 2002, there were no stock options granted. Because options are immediately vested, there was no proforma effect on net income or earnings per share, for the periods ended June 30, 2003 and 2002, using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

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

Results of Operations:

Net Income: The Corporation reported net income of $507,314 or $.53 per share for the second quarter of 2003 compared to $496,737 or $.52 per share for the second quarter of 2002. Year-to-date net income was $1,051,142 or $1.10 per share for 2003 compared to $982,113 or $1.03 per share for 2002. The increase in quarter-to-date net income in comparison to the prior period is primarily due to the increase in gains on the sale of mortgage loans to the secondary market. For the six months ended June 30, 2003, the increase in loan sale gains was offset by a decrease in interest income and an increase in salaries and benefits. For the three-month period ended June 30, 2003 the increase in loan sale gains was mainly offset by the increase in salaries and benefits. Management is not aware of any existing trends, events, uncertainties or current recommendations by regulatory authorities that are expected to have a material impact on the Corporation's future operating results.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities. For tax-exempt securities and loans, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.

	Six Months Ended June 30,
	-------------------------2 0 0 3------------------			------------------------2 0 0 2------------------
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Securities	$31,211,845	$529,465	3.39%	$20,251,624	$501,785	4.96%
Tax-exempt securities	10,502,549	431,162	8.21	10,146,147	423,652	8.35
Loans (1) (2)	122,174,572	4,833,662	7.91	121,784,578	4,974,468	8.14
Federal funds sold	10,547,787	61,141	1.16	5,500,000	46,844	1.70
Total earning assets	174,436,753	5,855,430	6.71	157,682,349	5,946,749	7.52

Nonaccrual loans	329,259			389,434

Less allowance for
loan losses	(1,742,175)			(1,348,766)
Cash and due from banks	6,817,979			5,593,986
Other nonearning assets	9,862,784			9,995,399

Total assets	$189,704,600			$172,312,402

Interest-bearing deposits	$117,878,694	$1,424,254	2.42%	$105,482,209	$1,381,018	2.62%
Other borrowings	25,869,520	509,277	3.94	25,295,608	537,939	4.25
Total interest-bearing
liabilities	143,748,214	1,933,531	2.68	130,777,817	1,918,957	2.93
Demand deposits	25,488,914			21,828,591
Other liabilities	620,231			2,004,043
Total liabilities	169,857,359			154,610,451
Average equity	19,847,241			17,701,951

Total liabilities and
equity	$189,704,600			$172,312,402

Net interest income		$3,921,899			$4,027,792
Rate spread			4.03%			4.59%
Net interest margin			4.48%			5.10%

(1)	Average outstanding balances exclude non-accruing loans.
(2)	Includes loans held for sale.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

	For the Six Months ended
	-------------2003 over 2002------------
	Total	Volume	Rate
Increase (decrease) in interest income
Taxable investment securities	$27,680	$434,912	$(407,232)
Tax-exempt investmnt securities	7,510	29,425	(21,915)
Loans	(140,806)	46	(140,852)
Federal funds sold	14,297	65,611	(51,314)
Net change in tax-equivalent income	(91,319)	529,994	(621,313)

Increase (decrease) in interest expense
Interest-bearing deposits	43,236	309,483	(266,247)
Other borrowings	(28,662)	23,985	(52,647)
Net change in interest expense	14,574	333,468	(318,894)

Net change in net interest income
(tax-equivalent)	$(105,893)	$196,526	$(302,419)

Net Interest Income: Net interest income decreased $106,000 or 2.7% for the six-month period ended June 30, 2003, and $4,000 or 0.2% to $1,929,089 for the three-month period ended June 30, 2003 compared to the same periods in 2002. The slight decrease in net interest income is primarily attributable to a decrease in the Corporation's interest rate spread between interest earning assets and interest bearing liabilities, which is partially offset by increased levels of interest bearing assets and liabilities maintained during 2003.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision remained at $90,000 for the six months ended June 30, 2003 and $45,000 for the three months ended June 30, 2003. Net charge-offs were approximately $36,000 for the second quarter of 2003 compared to net charge-offs of $47,000 for the same period in 2002. Net recoveries, year-to-date, were approximately $71,000 as of June 30, 2003 compared to net recoveries of approximately $33,000 for the same period in 2002. The Corporation has recovered approximately $147,000 in 2003 relating to a large commercial loan charged off during the fourth quarter of 2001. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

	As of and for the Six Months Ended June 30,
	2003	2002

Balance at beginning of period	$1,631,977	$1,239,093
Provision for loan losses	90,000	90,000

Recoveries on loans charged off	177,249	124,632
Loans charged off	(106,212)	(91,326)
Net recoveries	71,037	33,306

Balance at end of period	$1,793,014	$1,362,399

Allowance for loan losses as a percentage of
total loans at end of period	1.46%	1.11%
Ratio of net charge-offs (recoveries) to average total loans
outstanding during the period	(.06%)	(.03%)

Noninterest Income: Noninterest income for the three months ended June 30, 2003 was approximately $905,000 as compared to approximately $675,000 for the same period in 2002. Noninterest income for the six months ended June 30, 2003 increased to approximately $1,779,000 from approximately $1,254,000 at June 30, 2002. The increase is mainly attributable to an increase of $494,602 in net gains on sales of loans during the first six months of 2003 in comparison to 2002.

Noninterest Expense: Noninterest expense increased to approximately $2,069,000 and $3,997,000 for the three and six months ended June 30, 2003 compared to approximately $1,887,000 million and $3,688,000 for the same periods in 2002. Salaries and benefits increased 13% from $936,029 for the three months ended June 30, 2002 to $1,061,504 for the same period in 2003, and increased 9% from $1,896,510 for the six months ended June 30, 2002 to $2,060,351 for the same period in 2003. The increase in salaries and benefits reflects annual salary increases and additional employees.

Financial Condition, Liquidity, and Capital Resources:

Total assets increased 2.6% or $4.9 million to approximately $194.2 million at June 30, 2003 compared to approximately $189.3 million at December 31, 2002. Total liabilities increased 2.4% or $4.1 million to approximately $174.2 million at June 30, 2003 compared to approximately $170.0 million at December 31, 2002. Total shareholders' equity increased by approximately $815,000 to $20.1 million at June 30, 2003. The increase in shareholders' equity is primarily related to the retention of earnings after dividend payouts and an increase in the unrealized gain on securities available for sale.

Total loans decreased approximately $657,000 or .5% to approximately $122.0 million at June 30, 2003. Deposits increased approximately $7.0 million or 5% to approximately $147.4 million at June 30, 2003. The net loan to deposit ratio decreased to 81.6% at June 30, 2003 from 86.3% at December 31, 2002. The allowance for loan losses increased approximately $161,000 during the first six months of 2003, increasing the reserve of 1.3% of outstanding loans at December 31, 2002 to 1.5% at June 30, 2003.

The Corporation paid dividends of $382,531 during the six months ended June 30, 2003, compared to $380,011 paid during the same period in 2002.

Shareholders' equity as a percent of total assets was 10.3% at June 30, 2003 compared to 10.2% at December 31, 2002. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Board of Governors of the Federal Reserve System.

Total cash and cash equivalents and investment securities totaled approximately $61.7 million at June 30, 2003 or about 31.8% of total assets. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

Securities sold under agreements to repurchase generally mature within one to three days from the transactions date. The Corporation has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Repurchase agreements totaled approximately $4.5 million and $5.1 million at June 30, 2003 and December 31, 2002, respectively.

The Corporation had $19.5 and $22.0 million in advances from the Federal Home Loan Bank at June 30, 2003 and December 31, 2002, respectively. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and specific qualifying securities within the securities portfolio.

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

Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and the principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and the principal financial officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 6, 2003, the Corporation held its 2003 Annual Meeting of Shareholders. The purpose of the meeting was to elect four directors for three-year terms expiring in 2006.

Four candidates nominated by the Board of Directors were elected by the shareholders to serve as directors of the Corporation at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Shares Voted

Jerome B. Arends	For	788,506
	Authority Withheld	28,584
	Broker Non-Votes	0

K. Timothy Bull	For	789,006
	Authority Withheld	28,084
	Broker Non-Votes	0

Richard L. Edgar	For	788,964
	Authority Withheld	28,126
	Broker Non-Votes	0

Paul K. Spoelman	For	785,092
	Authority Withheld	31,998
	Broker Non-Votes	0

The following persons remained as directors of the Corporation with terms expiring in 2004: Gary Gust, Ronald L. Hansen, Robert C. Humphreys, and Ben J. Landheer. The following persons remained as directors of the Corporation with terms expiring in 2005: Michael E. McHugh, Dennis C. Nelson, John J. Niederer, Donald Swanson, and Donald VanSingel.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Secretary and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification under 18 U.S.C. § 1350.

(b)  Reports on Form 8-K. No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY RIDGE FINANCIAL CORP. Registrant

Date:	August 14, 2003	s/Richard L. Edgar
Richard L. Edgar, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2003	s/Michael McHugh
Michael McHugh, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Secretary and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification under 18 U.S.C. § 1350.