Form 10QSB
period 2003-09-30
VALLEY RIDGE FINANCIAL CORP
filed 2003-11-13
CIK 1006962

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X       No

There were 958,597 shares of Common Stock (no par value) outstanding as of November 12, 2003.

Transitional Small Business Disclosure Format (check one):   Yes      ;   No    X

VALLEY RIDGE FINANCIAL CORP.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002	3

	Condensed Consolidated Statements of Income and Comprehensive Income - Three and Nine Months Ended September 30, 2003 (Unaudited) and September 30, 2002 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 (Unaudited) and September 30, 2002 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

	Item 3. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES		13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Cash and due from banks	$6,742,349	$6,758,885
Federal funds sold	14,000,000	6,050,000
Cash and cash equivalents	20,742,349	12,808,885

Securities available for sale	41,656,151	42,488,239
Other securities	1,593,428	1,561,228
Loans held for sale	545,600	1,037,350

Loans	122,748,431	122,705,416
Allowance for loan losses	(1,748,363)	(1,631,977)
	121,000,068	121,073,439

Premises and equipment, net	4,903,543	5,100,916
Cash surrender value of life insurance policies	4,161,642	3,055,511
Accrued interest receivable	915,337	958,068
Other assets	1,541,694	1,216,172

Total assets	$197,059,812	$189,299,808

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$26,684,108	$25,443,616
Interest-bearing	122,864,214	114,885,649
Total	149,548,322	140,329,265

Securities sold under agreement to repurchase	5,411,043	5,083,361
Federal Home Loan Bank advances	19,500,000	22,000,000
Accrued expenses and other liabilities	2,568,551	2,635,002
Total liabilities	177,027,916	170,047,628

Shareholders' equity
Common stock, no par value: 2,000,000 shares
authorized; 958,597 and 954,384 shares outstanding
at September 30, 2003 and December 31, 2002	8,282,987	8,158,672
Retained earnings	11,580,615	10,586,871
Unearned restricted stock	(151,880)	(159,700)
Accumulated other comprehensive income	320,174	666,337
Total shareholders' equity	20,031,896	19,252,180

Total liabilities and shareholders' equity	$197,059,812	$189,299,808

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Loans, including fees	$2,165,487	$2,540,226	$6,985,775	$7,498,485
Securities	319,989	418,456	1,134,021	1,199,851
Federal funds sold	28,541	43,640	89,682	90,484
	2,514,017	3,002,322	8,209,478	8,788,820
Interest expense
Deposits	688,774	750,089	2,113,028	2,131,107
Other	253,563	277,016	762,840	814,955
	942,337	1,027,105	2,875,868	2,946,062

Net interest income	1,571,680	1,975,217	5,333,610	5,842,758

Provision for loan losses	45,000	45,000	135,000	135,000

Net interest income after provision for loan losses	1,526,680	1,930,217	5,198,610	5,707,758

Noninterest income
Service charges	387,324	376,823	1,075,564	923,481
Net gain on sales of securities	12,393	50,000	47,337	112,516
Net gain on sales of loans	458,422	77,917	1,176,197	301,090
Income earned on life insurance policies	51,000	57,355	141,000	137,155
Other income	324,977	136,886	573,404	478,513
Total noninterest income	1,234,116	698,981	3,013,502	1,952,755

Noninterest expense
Salaries and benefits	973,470	942,712	3,033,821	2,839,222
Occupancy	157,427	144,373	450,983	404,176
Furniture and fixtures	152,293	148,308	456,210	437,109
Other expense	787,021	710,987	2,126,121	1,954,205
Total noninterest expense	2,070,211	1,946,380	6,067,135	5,634,712

Income before federal income tax	690,585	682,818	2,144,977	2,025,801

Federal income tax expense	173,672	175,236	576,922	536,106

Net income	$516,913	$507,582	$1,568,055	$1,489,695
Comprehensive income	$78,594	$673,045	$1,221,889	$1,760,418

Basic earnings per share	$.54	$.54	$1.64	$1.57
Diluted earnings per share	$.54	$.53	$1.64	$1.56

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$1,568,055	$1,489,695
Adjustments to reconcile net income
to net cash from operating activities
Depreciation and amortization	397,793	430,726
Amortization of premiums and discounts on securities, net	385,899	117,686
Provision for loan losses	135,000	135,000
Net gains on sales of securities	(47,337)	(112,516)
Net gains on sales of loans	(1,176,197)	(301,090)
Loans originated for sale	(50,154,280)	(18,292,825)
Proceeds from loans sold	51,401,514	19,073,365
Net change in:
Accrued interest receivable and other assets	(968,209)	251,472
Accrued expenses and other liabilities	161,855	(120,794)
Net cash from operating activities	1,704,093	2,670,719

Cash flows from investing activities
Loan originations and payments, net	(61,629)	(3,536,571)
Proceeds from:
Sales of securities available for sale	5,088,275	13,038,660
Repayments and maturities of securities available for sale	24,720,826	4,753,744
Purchase of:
FHLB stock	(32,200)
Premises and equipment	(200,420)	(327,771)
Securities available for sale	(29,840,064)	(23,371,163)
Net cash used in investing activities	(325,212)	(9,443,101)

Cash flows from financing activities
Net increase in deposits	9,219,057	14,446,477
Repayments of Federal Home Loan Bank advances	(2,500,000)
Net decrease in federal funds purchased		(1,000,000)
Net increase in securities sold under agreement
to repurchase	327,682	3,300,341
Stock options exercised	82,155	26,545
Dividends paid	(574,311)	(570,539)
Net cash from financing activities	6,554,583	16,202,824

Net change in cash and cash equivalents	7,933,464	9,430,442

Cash and cash equivalents at beginning of period	12,808,885	8,130,078

Cash and cash equivalents at end of period	$20,742,349	$17,560,520

See accompanying notes to condensed consolidated financial statements.

VALLEY RIDGE FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION:

The unaudited financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 include the consolidated results of operations of Valley Ridge Financial Corp. (the "Corporation") and its wholly-owned subsidiary, Valley Ridge Bank (the "Bank") and its wholly-owned subsidiaries, Valley Ridge Realty, Inc., Valley Ridge Mortgage Company, Inc., and Valley Ridge Financial Services, Inc. These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended September 30, 2003 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.	EARNINGS PER COMMON SHARE:

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings per share amounts are based on 958,171 and 952,138 shares outstanding for the three months ended September 30, 2003 and 2002, respectively. Earnings per share amounts are based on 956,741 and 950,703 shares outstanding for the nine months ended September 30, 2003 and 2002, respectively. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

3.	STOCK OPTIONS:

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. During the periods ended September 30, 2003 and 2002, there were no stock options granted. Because options are immediately vested, there was no proforma effect on net income or earnings per share, for the periods ended September 30, 2003 and 2002, using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

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

Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economies. In addition, the war on terrorism and events in Iraq have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations:

Net Income: The Corporation reported net income of $516,913 or $.54 per basic and diluted share for the third quarter of 2003 compared to $507,582 or $.54 per basic share and $.53 per diluted share for the third quarter of 2002. Year-to-date net income was $1,568,055 or $1.64 per basic an diluted share for 2003 compared to $1,489,695 or $1.57 per basic share and $1.56 per diluted share for 2002. The improvement in net income during both time periods is primarily the result of higher noninterest income, due to increased gains on sales of mortgage loans, offset partially by a decrease in net interest income.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities.

	Nine Months Ended September 30,
	-------------------------2 0 0 3------------------			------------------------2 0 0 2------------------
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Taxable securities	$32,662,084	$720,265	2.94%	$20,961,131	$795,734	5.06%
Tax exempt securities (3)	10,280,538	626,903	8.13	10,765,709	612,298	7.58
Loans (1) (2) (3)	122,374,309	7,004,300	7.63	122,964,704	7,522,448	8.16
Federal funds sold	10,760,071	89,682	1.11	6,833,333	90,484	1.77
Total earning assets	176,077,002	8,441,150	6.39	161,524,877	9,020,964	7.45

Nonaccrual loans	288,305			263,916

Less allowance for
loan losses	(1,752,214)			(1,360,524)
Cash and due from banks	6,572,829			5,706,019
Other nonearning assets	10,163,341			9,938,634

Total assets	$191,349,263			$176,072,922

Interest-bearing deposits	$118,863,988	$2,113,028	2.37%	$108,095,980	$2,131,107	2.63%
Other borrowings	25,520,080	762,840	3.99	25,904,217	814,955	4.19
Total interest-bearing
liabilities	144,384,068	2,875,868	2.66	134,000,197	2,946,062	2.93

Demand deposits	26,264,256			22,108,796
Other liabilities	661,386			2,049,473
Total liabilities	171,309,710			158,158,466
Average equity	20,039,553			17,914,456

Total liabilities and
equity	$191,349,263			$176,072,922

Net interest income		$5,565,282			$6,074,902
Rate spread			3.73%			4.52%
Net interest margin			4.21%			5.01%

(1)	Average outstanding balances exclude non-accruing loans.
(2)	Includes loans held for sale.
(3)	Yields reflected have been computed on a tax-equivalent basis using a marginal tax rate of 34%.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

	For the Nine Months ended
	--------------2003 over 2002-------------
	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$(75,469)	$450,484	$(525,953)
Tax-exempt securities	14,605	(37,813)	52,418
Loans	(518,148)	(47,942)	(470,206)
Federal funds sold	(802)	53,709	(54,511)
Net change in tax-equivalent income	(579,814)	418,438	(998,252)

Increase (decrease) in interest expense
Interest-bearing deposits	(18,079)	269,049	(287,128)
Other borrowings	(52,115)	(15,929)	(36,186)
Net change in interest expense	(70,194)	253,120	(323,314)

Net change in net interest income
(tax equivalent)	$(509,620)	$165,318	$(674,938)

Net Interest Income: Net interest income decreased approximately $509,000 or 8.8% for the nine-month period ended September 30, 2003, and approximately $404,000 or 20.5% to $1,571,680 for the three-month period ended September 30, 2003 compared to the same periods in 2002. The decrease in net interest income is primarily attributable to a decrease in the Corporation's yield earned on interest earning assets which was only partially offset by the reduction in cost of funding compared to the prior year.

Provision for Loan Losses: The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The provision remained at $135,000 for the nine months ended September 30, 2003 and $45,000 for the three months ended September 30, 2003. Net charge-offs were approximately $90,000 for the third quarter of 2003 compared to net charge-offs of $10,000 for the same period in 2002. Net charge-offs year-to-date were approximately $19,000 as of September 30, 2003 compared to net recoveries of $23,000 for the same period in 2002. Management will continue to monitor the allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate.

	As of and for the Nine Months Ended September 30,
	2003	2002

Balance at beginning of period	$1,631,977	$1,239,093
Provision for loan losses	135,000	135,000

Recoveries on loans charged-off	186,651	134,795
Loans charged-off	(205,265)	(111,885)
Net (charge-offs) recoveries	(18,614)	22,910

Balance at end of period	$1,748,363	$1,397,003

Allowance for loan losses as a percentage of
total loans at end of period	1.42%	1.11%
Ratio of net charge-offs (recoveries) to average total
loans outstanding during the period	.0002	(.0002)

Noninterest Income: Noninterest income for the three months ended September 30, 2003 was approximately $1,234,000 as compared to approximately $699,000 for the same period in 2002. Noninterest income for the nine months ended September 30, 2003 increased to approximately $3,014,000 from approximately $1,953,000 at September 30, 2002. The changes during both periods can be attributed to increased deposit service charges, reflective of deposit growth experienced during 2003, as well an increase in net gains on sales of mortgage loans in the secondary market.

Noninterest Expense: Noninterest expense increased to approximately $2.1 million and $6.1 million for the three and nine months ended September 30, 2003 compared to approximately $1.9 million and $5.6 million for the same periods in 2002. Salaries and benefits increased 3.3% from approximately $943,000 for the three months ended September 30, 2002 to $973,000 for the same period in 2003, and increased 6.9% from approximately $2,839,000 for the nine months ended September 30, 2002 to $3,034,000 for the same period in 2003. The increase in salaries and benefits reflects annual salary increases and additional employees.

Financial Condition, Liquidity, and Capital Resources:

Total assets increased 4.1% or $7.8 million to approximately $197.1 million at September 30, 2003 compared to approximately $189.3 million at December 31, 2002. Total liabilities increased 4.1% or $7.0 million to approximately $177.0 million at September 30, 2003 compared to approximately $170.0 million at December 31, 2002. Total shareholders' equity increased by approximately $780,000 to $20.0 million at September 30, 2003. The increase in shareholders' equity is primarily related to the retention of earnings offset by dividend payouts and a decrease in the unrealized gain on securities available for sale.

Total loans increased approximately $43,000 or .1% to approximately $122.7 million at September 30, 2003. Deposits increased approximately $9.2 million or 6.6% to approximately $149.5 million at September 30, 2003. The overall impact of these two changes was a decrease in the net loan to deposit ratio to 81% at September 30, 2003 from 86% at December 31, 2002. The allowance for loan losses increased approximately $116,000 during the first nine months of 2003, increasing the reserve of 1.33% of outstanding loans at December 31, 2002 to 1.42% at September 30, 2003.

The Corporation paid dividends of $574,311 during the nine months ended September 30, 2003, compared to $570,539 paid during the same period in 2002.

Shareholders' equity as a percent of total assets was 10.2% at September 30, 2003 and December 31, 2002. The Corporation's capital ratios continue to exceed the minimum regulatory levels prescribed by the Federal Reserve Board.

Total cash and cash equivalents and investment securities totaled $64.0 million and $55.9 million at September 30, 2003 and December 31, 2002, or 32.5% and 47.0% of total assets, respectively. The principal source of funding for the Corporation continues to come from its deposit customers, which have historically been a stable source of funds. Other sources of funding include normal loan repayments, sales and maturities of securities, federal funds available from correspondent banks, and additional advances available from the Federal Home Loan Bank. Management believes that the current level of liquidity is sufficient to meet the normal operating needs of the Bank.

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The Bank has pledged certain investment securities, which are held in safekeeping, as collateral against these borrowings. Repurchase agreements totaled $5.4 million and $5.1 million at September 30, 2003 and December 31, 2002, respectively.

The Corporation had $19.5 million and $22.0 million in advances from the Federal Home Loan Bank at September 30, 2003 and December 31, 2002, respectively. Each advance requires monthly interest payments at either fixed or adjustable rates. These borrowings are collateralized by nonspecific loans within the mortgage portfolio up to the principal outstanding and specific qualifying securities within the securities portfolio.

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

Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and the principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and the principal financial officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

VALLEY RIDGE FINANCIAL CORP. Registrant

Date:	November 13, 2003	s/Richard L. Edgar
Richard L. Edgar, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2003	s/Michael McHugh
Michael McHugh, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3(b) to the Corporation's Registration Statement on Form S-4 (Registration Statement No. 333-00724) filed January 30, 1996. Here incorporated by reference.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Secretary and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification under 18 U.S.C. § 1350.